Form 10-Q
period 1996-06-30
COPLEY PHARMACEUTICAL INC
filed 1996-08-14
CIK 829987

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                                FORM 10-Q

 [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934
           For the quarterly period ended June 30, 1996

                                   OR


 [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934
           For the transition period from _________ to ________.


                         COPLEY PHARMACEUTICAL, INC.
            (Exact name of registrant as specified in its charter)



          Delaware                                   04-2514637
(State or other jurisdiction of         (IRS Employer Identification No.)
  incorporation or organization)


            25 John Road
       Canton, Massachusetts                            02021
(Address of principal executive offices)             (Zip Code)


                       Commission file number:  0-20126

       Registrant's telephone number, including area code:  (617) 821-6111


   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                  Yes   X                     No
                      ------                     ------

The number of shares outstanding of the registrant's only class of common stock as of July 31, 1996 was 19,073,146 shares.




<PAGE 2>

                          COPLEY PHARMACEUTICAL, INC.
                                    INDEX
                     For the Six Months Ended June 30, 1996



PART I.            FINANCIAL INFORMATION                          PAGE NO.

Item 1.  Condensed Consolidated Financial Statements

         Condensed Consolidated Balance Sheets as of
          June 30, 1996 and December 31, 1995                         3

         Condensed Consolidated Statements of Operations
          for the three and six months ended June 30,
          1996 and 1995                                               4

         Condensed Consolidated Statements of Cash Flows
          for the six months ended June 30, 1996 and 1995             5

         Notes to Condensed Consolidated Financial Statements       6 - 9


Item 2.  Management's Discussion and Analysis of Results of
          Operations and Changes in Financial Condition            10 - 13


PART II.                OTHER INFORMATION

Item 1.  Legal Proceedings                                            13

Item 4.  Submission of Matters to a Vote of Security Holders          14

Item 6.  Exhibits and Reports on Form 8-K                             14

         Signature                                                    15










<PAGE 3>

PART 1.  Item 1.  Condensed Consolidated Financial Statements

                       COPLEY PHARMACEUTICAL, INC.
                 CONDENSED CONSOLIDATED BALANCE SHEETS
                                                   Unaudited
(In thousands, except share data)                   JUNE 30,     DECEMBER 31,
                                                      1996           1995
                                                    --------      -----------
ASSETS
Current assets:
Cash and cash equivalents                           $  8,386       $ 18,950
Trading securities                                       833            950
Available-for-sale securities                            107          5,147
Accounts receivable, trade, net                       31,691         32,639
Accounts receivable, related party                       392            826
Inventories:
  Raw materials                                       13,549         13,634
  Work in process                                      4,433          4,913
  Finished goods                                      10,110          8,679
                                                     -------        -------
Total inventories                                     28,092         27,226
Prepaid income taxes                                   1,392          3,259
Current deferred tax assets                            4,166          2,900
Other current assets                                   7,384          4,789
                                                     -------        -------
  Total current assets                                82,443         96,686

Property, plant and equipment, net                    57,136         55,724
Deferred tax assets                                      339          1,484
Other assets                                           3,492          1,351
                                                     -------        -------
Total assets                                        $143,410       $155,245
                                                     =======        =======

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable, trade                           $  6,013       $ 10,551
  Accounts payable, related party                      9,790         11,191
  Current portion of long-term debt                      300            300
  Accrued compensation and benefits                    1,539          2,003
  Accrued rebates                                      3,605          7,980
  Accrued expenses                                     5,455          5,296
                                                     -------        -------
    Total current liabilities                         26,702         37,321

Long-term debt                                         5,400          5,400

Shareholders' equity:
  Preferred stock, $.01 par value; authorized
    3,000,000 shares; none issued                        ---            ---
  Common stock, $.01 par value; authorized
    60,000,000 shares; issued 25,370,745 shares          254            254
  Additional paid-in capital                          77,652         77,505
  Unrealized holding gain on available-for-sale
    securities                                            68            108
  Retained earnings                                   45,915         47,242
  Treasury stock, at cost, 6,297,599 and 6,307,045
    shares outstanding, at June 30, 1996 and December
    31, 1995,respectively                            (12,581)       (12,585)
                                                     -------        -------
   Total shareholders' equity                        111,308        112,524
                                                     -------        -------
Total liabilities and shareholders' equity          $143,410       $155,245
                                                     =======        =======

[FN]
The accompanying notes are an integral part of the Condensed Consolidated
 Financial Statements.



<PAGE 4>

                         COPLEY PHARMACEUTICAL, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

   For the three                                              For the six
    months ended                                              months ended
      June 30,              (Unaudited)                         June 30,
  1996       1995   (In thousands, except per share data)   1996       1995
- - -------    -------                                        --------   --------
                    Net sales:
$22,608    $18,863   Manufactured products                 $40,049    $35,265
 12,703     16,285   Distributed products                   19,609     30,776
 ------     ------                                          ------     ------
 35,311     35,148     Net sales                            59,658     66,041

                    Cost of goods sold:
 16,914     12,033   Manufactured products                  32,136     21,889
  8,395     10,457   Distributed products                   12,872     19,924
 ------     ------                                          ------     ------
 25,309     22,490     Cost of goods sold                   45,008     41,813
 ------     ------                                          ------     ------

 10,002     12,658       Gross profit                       14,650     24,228

                    Operating expenses:
  3,298      3,239    Research and development               7,202      5,718
                      Selling, marketing and
  1,618      1,529       distribution                        3,671      3,164
  2,421      3,588    General and administrative             5,031      5,198
   (255)     2,010    Recall related and litigation, net       (64)     3,510
 ------     ------                                          ------     ------
  2,920      2,292      Income (loss) from operations       (1,190)     6,638

    144        216    Interest income, net                     262        421
   (288)       (43)   Other income (expense), net           (1,319)       (21)
 ------     ------                                          ------     ------
  2,776      2,465      Income (loss) before income taxes   (2,247)     7,038

  1,074        960    Provision (benefit) for income taxes    (920)     2,618
 ------     ------                                          ------     ------
$ 1,702    $ 1,505    Net income (loss)                    $(1,327)   $ 4,420
 ======     ======                                          ======     ======

                      Weighted average common
                       shares outstanding:
19,269      19,267      Primary                             19,071     19,239
19,269      19,326      Fully diluted                       19,071     19,292

                      Earnings (loss) per share:
 $0.09       $0.08      Primary                             $(0.07)     $0.23
 $0.09       $0.08      Fully diluted                       $(0.07)     $0.23

[FN]

The accompanying notes are an integral part of the Condensed Consolidated
  Financial Statements.





<PAGE 5>

                          COPLEY PHARMACEUTICAL, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                             For the six
                                                             months ended
(Unaudited)                                                      June 30,
(In thousands)                                              1996        1995
                                                           ------      ------
Cash flows from operating activities:
  Net income (loss)                                       $(1,327)     $4,420
  Adjustments to reconcile net income (loss) to net
    cash (used in) provided by operating activities:
    Depreciation and amortization                           3,532       2,255
    Realized loss on sales of assets                          518         221
    Change in deferred taxes                                 (121)         42
    Tax benefit from stock option exercises                   ---         185
  Changes in operating assets and liabilities:
    Accounts receivable                                     1,382      (3,306)
    Inventories                                              (866)      3,349
    Prepaid income taxes                                    1,867       1,056
    Other current assets                                   (2,595)     (5,651)
    Other assets, net of amortization                      (2,150)      1,177
    Accounts payable, trade                                (4,538)      3,697
    Accounts payable, related party                        (1,401)        (80)
    Accrued expenses                                       (4,171)     (6,935)
                                                           ------      ------
      Net cash (used in) provided by operating
        activities                                         (9,870)        430
                                                           ------      ------

Cash flows from investing activities:
  Capital expenditures                                     (5,845)    (11,080)
  Purchases of available-for-sale securities                  ---     (18,412)
  Proceeds from sales of available-for-sale securities        ---      19,780
  Proceeds from maturities of available-for-sale
    securities                                              5,000       2,652
                                                           ------      ------
    Net cash used in investing activities                    (845)     (7,060)
                                                           ------      ------

Cash flows from financing activities:
  Stock option exercises                                      ---         344
  Issuance of common stock to Employee Stock Purchase Plan    151         154
                                                           ------      ------
   Net cash provided by financing activities                  151         498
                                                           ------      ------

Net decrease in cash and cash equivalents                 (10,564)     (6,132)
Cash and cash equivalents at beginning of period           18,950       6,217
                                                           ------      ------
Cash and cash equivalents at end of period               $  8,386     $    85
                                                           ======      ======


[FN]
The accompanying notes are an integral part of the Condensed Consolidated
  Financial Statements.



<PAGE 6>
                         COPLEY PHARMACEUTICAL, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   For the six months ended June 30, 1996


Note A - General

In the opinion of the Company, the accompanying condensed consolidated financial statements contain all normal and recurring adjustments necessary to present fairly the financial position of the Company as of June 30, 1996 and December 31, 1995 and the results of its operations for the three and six months ended June 30, 1996 and 1995, and its cash flows for the six months ended June 30, 1996 and 1995. While the Company believes that the disclosures presented are adequate to make the information not misleading, these financial statements should be read in conjunction with the Notes included in the Company's Form 10-K for the year ended December 31, 1995. The results for the three-month and six-month periods ended June 30, 1996 are not necessarily indicative of the results that may be expected for any future period.


Note B - Related Party Transactions

On July 18, 1995, Hoechst Corporation ("HC"), the Company's 51% fully-diluted shareholder, completed its purchase of Marion Merrell Dow, Inc. ("MMD"). This transaction resulted in a related party relationship between the Company and its customer Rugby Laboratories ("Rugby"), which was a subsidiary of MMD and is now a subsidiary of Hoechst Marion Roussel, Inc. ("HMRI"). Net sales to Rugby totaled approximately $904,000 for the six months ended June 30, 1996. Total amounts due from Rugby at June 30, 1996 and December 31, 1995, were $392,000 and $826,000, respectively.

The Company is a party to a Product Agreement with HC pursuant to which the Company is afforded the opportunity under specified conditions to distribute and market the generic version of certain products sold by HMRI, a majority-owned subsidiary of HC. For the six months ended June 30, 1996 and 1995, approximately $13.4 million and $19.7 million, respectively, of generic versions of products were purchased from HMRI under this Product Agreement.

The Company obtains its comprehensive general liability, product liability, excess liability and all risks property insurance coverage through an insurance and risk-sharing arrangement with HC and its parent, Hoechst Aktiengesellschaft, and its various subsidiaries. Insurance coverage is provided by HC through its wholly-owned insurance subsidiary, as well as by external parties. Total premiums expensed for these insurance policies aggregated approximately $2,521,000 and $581,000, respectively, for the six months ended June 30, 1996 and 1995.


Note C - Debt

On July 31, 1996 the Company amended its working capital line of credit agreement to increase its maximum borrowing capacity from $20.0 million to $30.0 million. At June 30, 1996 the Company had $17.1 million in stand-by letters of credit related to the Albuterol Settlement Trust Fund (see Note D) outstanding under this working capital line of credit agreement.


Note D - Litigation and Contingencies

Albuterol Class Action Lawsuits

In connection with the Company's product recall of albuterol sulfate inhalation solution, 0.5% ("albuterol"), the Company has been served in numerous lawsuits in federal and state court, some of which are on behalf of numerous claimants. The plaintiffs principally seek compensatory and punitive damages and allege that injuries and deaths were caused by inhalation of allegedly contaminated product manufactured and distributed by the Company.



<PAGE 7>

                             COPLEY PHARMACEUTICAL, INC.
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                       For the six months ended June 30, 1996


The federal court lawsuits were consolidated in the United States District Court for the District of Wyoming as a multi-district litigation for pre-trial purposes under the caption "In Re: Copley Pharmaceutical, Inc. "Albuterol" Products Liability Litigation". The District Court certified the consolidated actions as a class action. In August 1995 the Company entered into a settlement agreement with the representative class plaintiffs. The settlement calls for the Company to receive a general release of all non-death claims in return for contributions by the Company and its insurers of a minimum of $65 million and a maximum of $130 million to settle all non-death claims relating to the Company's manufacture, sale and recall of albuterol. An additional $20 million is allocated under the terms of the settlement to settle claims by persons alleging wrongful death, which claims are limited by the settlement to compensatory damages only and are subject to nonbinding negotiation and arbitration. Within the Company's minimum and maximum contributions, the amount to be paid by the Company is subject to revision based upon the number and seriousness of individual claims eventually filed. On November 15, 1995, the District Court entered its Order giving final approval of the settlement; an appeal of this Order has been filed by one class member and the Company is awaiting disposition as of August 14, 1996.

The settlement agreement required that the $150 million maximum contribution be funded by an initial $50 million cash deposit and issuance of letters of credit for the remaining balance, to be held by the Albuterol Settlement Trust Fund ("the Settlement Fund") as security for potential future payments. The Company paid $5.1 million to the Settlement Fund and obtained $17.1 million in irrevocable letters of credit during 1995 to cover its uninsured obligation to fund the settlement agreement. When the order approving the settlement becomes final and nonappealable, the Company will be required to make an additional $2.25 million cash deposit with a corresponding reduction to its outstanding letters of credit. The Company accrued for this cash deposit in 1995. These cash contributions totaling $7.35 million will be nonrefundable pursuant to the terms of the settlement agreement.

The period for filing initial proofs of claim with the Special Master appointed to oversee the Settlement Fund closed on January 3, 1996 and approximately 5,220 claims were filed. Another 260 claims, approximately, were filed late. In addition, approximately 860 clients of Jacoby & Meyers, representing nearly all of that firm's clients who are not alleging a death caused by albuterol, have agreed to be treated as if they were class members and class counsel have agreed that these claimants will be paid out of the Settlement Fund.

Recourse to the remaining letters of credit will not occur until all claims are processed and settlement amounts are recommended by the Special Master, and is contingent on the number of claims filed within certain categories. Although the total number of claims filed against the Settlement Fund is less than the number of claims for which the settling parties anticipated would be necessary to require the maximum funding of the Settlement Fund, at this time the Company is unable to determine how many of these claims will be awarded damages by the Special Master and, if awarded damages, how much will be given to various claimants. In addition, administrative fees and class action attorney fees and expenses will be paid out of the Settlement Fund. Accordingly, the Company cannot predict the total amount to be paid out of the Settlement Fund.

The settlement is also subject to certain other contingencies and does not cover certain individuals who previously opted out of the class action. The Company continues to be a defendant in lawsuits that were brought by or on behalf of approximately 65 people who properly opted out of the class action. The Company denies liability in these cases and is vigorously defending itself. The Company reserved $1.1 million during 1995 for the estimated uninsured costs associated with these cases. The reserve was based on the number of outstanding opt-out claims, anticipated insurance coverage and recent settlement amounts. Actual settlement or judgment amounts may differ from the amounts estimated. There can be no assurance that the Company will prevail in these lawsuits or that an adverse outcome would not result in significant monetary damages or have a material adverse effect on the Company's financial condition or results of operations.


<PAGE 8>
                             COPLEY PHARMACEUTICAL, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                      For the six months ended June 30, 1996


Grand Jury Investigation

The Company has received grand jury subpoenas from the United States Attorney's Office in Massachusetts for documents related to its albuterol and Brompheril (registered trademark) products, which were recalled by the Company in December 1993 and September 1994, respectively, and extending beyond these products. The Company is complying with the subpoenas and has cooperated with federal authorities. This investigation is ongoing and at this time management is unable to determine the ultimate impact on the Company's financial condition and results of operations. Accordingly, no amounts have been accrued for this matter in the Company's financial statements at June 30, 1996. An adverse determination by applicable authorities could result in material sanctions and/or fines.


Shareholders' Lawsuit

In April 1993, three former shareholders of the Company filed a lawsuit against the Company and certain of its officers and directors in the United States District Court for the Southern District of New York. Ladenburg, Thalmann & Co., Inc., a former financial advisor to the plaintiffs, was also named as a defendant in the complaint. The complaint alleges that the Company and certain of its officers and directors committed fraud and breached their fiduciary duties to the plaintiffs in connection with the Company's November 1991 repurchase of shares then representing the equivalent of 168,750 current shares of common stock from the plaintiffs by making false and misleading statements and failing to disclose material facts regarding the Company and its prospects.

The complaint seeks monetary damages in excess of $10 million, rescission of the November 1991 share repurchase, unspecified punitive damages and costs, disbursements and attorney's fees. The Company filed a motion for summary judgment in August 1994 which was granted in part and denied in part in an opinion dated October 11, 1995. A trial is tentatively scheduled for 1996.

The Company and its officers and directors believe that they have meritorious defenses to any claims by the former shareholders based on the November 1991 repurchase, that any such claims are without merit, and that the Company and its officers and directors should prevail in any such lawsuits. However, there can be no assurance that the Company and its officers and directors will prevail in any such lawsuits or that an adverse outcome would not result in significant monetary damages or have a material adverse effect on the Company's financial condition or results of operations.


Marion Merrell Dow, Inc. Bulk Diltiazem Lawsuit

In November of 1992, a lawsuit was filed against the Company by MMD and Tanabe Seiyaku Co., Ltd. ("Tanabe") in the United States District Court for the District of Massachusetts captioned "Marion Merrell Dow, Inc.
and Tanabe Seiyaku Co., Ltd. v. Copley Pharmaceutical, Inc. and Orion Corporation Fermion". MMD and Tanabe allege that the Company and Orion Corporation Fermion ("Orion"), the manufacturer of the Company's bulk diltiazem, are infringing a process patent for one method of manufacturing bulk diltiazem. MMD and Tanabe have alleged that they are the exclusive licensee and patentee, respectively, of such process patent. The complaint seeks a permanent injunction and trebled unspecified monetary damages. The Company has denied all liability in its answer to the complaint. On May 10, 1993, the Court ordered the case administratively closed, staying the case until further notice. On June 27, 1995, the parties jointly moved the Court for an Order further staying the action until 30 days after completion of the related International Trade Commission proceeding discussed below.


<PAGE 9>
                            COPLEY PHARMACEUTICAL, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                      For the six months ended June 30, 1996


International Trade Commission Complaint

On February 25, 1993, the Company, together with a number of other off-patent pharmaceutical manufacturers and certain chemical manufacturers, was named as a respondent in a complaint filed by MMD and Tanabe before the United States International Trade Commission ("the ITC") captioned "Complaint of Marion Merrell Dow, Inc. and Tanabe Seiyaku Co., Ltd.". Pursuant to Section 337 of the Tariff Act of 1930. The complaint seeks an order (i) prohibiting the importation of, among other things, the bulk diltiazem purchased by the Company from Orion, and (ii) requiring the Company to immediately stop selling its current diltiazem product, which incorporates bulk diltiazem supplied by Orion, based on the alleged infringement by Orion of a process patent for one method of manufacturing bulk diltiazem.

On June 1, 1995, the ITC issued its Final Determination ordering the investigation terminated with the finding of no violation of Section 337, of no patent infringement and taking no position on the issue of patent validity and enforceability. On July 20, 1995, MMD and Tanabe filed an appeal with the United States Court of Appeals for the Federal Circuit
seeking review of the ITC's Final Determination. 	This has been fully
briefed and argued and the parties are awaiting a decision.

Orion has agreed at its expense to defend the Company in this action and the MMD Bulk Diltiazem Lawsuit discussed previously and to indemnify the Company for any damages that might be assessed as a result of the Company's sale of diltiazem obtained from Orion. Although the Company's management believes that these complaints are without merit, that the Company and Orion have meritorious defenses to these actions, and that the Company should prevail in these lawsuits, there can be no assurance that the Company will prevail or that an adverse outcome would not have a material adverse effect on the Company's financial condition or results of operations.


Other Legal Proceedings

The Company is subject to other legal proceedings and claims which arise in the ordinary course of business. In the opinion of management, the results of such proceedings will not have a material adverse effect on the Company's financial condition or results of operations.




<PAGE 10>
                               COPLEY PHARMACEUTICAL, INC.
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
                             CHANGES IN FINANCIAL CONDITION


Item 2. Management's Discussion and Analysis of Results of Operations and Changes in Financial Condition


Results of Operations

Net Sales
- - ---------------------------------------------------------------------------------------
 For the quarter                                            For the six
     ended                         (In thousands)           months ended
    June 30,          Increase                                 June 30,       Increase
  1996       1995    (Decrease)      (Unaudited)           1996       1995   (Decrease)
- - ---------------------------------------------------------------------------------------
$22,608    $18,863      19.9 %   Manufactured products   $40,049    $35,265    13.6 %
 12,703     16,285     (22.0)%   Distributed products     19,609     30,776   (36.3)%
 ------     ------                                        ------     ------
$35,311    $35,148       0.5 %     Net sales             $59,658    $66,041    (9.7)%
=======================================================================================

Net sales for the second quarter of 1996 were $35.3 million, compared to $35.1 million for the same period in 1995. Although the Company's sales continue to be adversely affected by the significant price decrease on glyburide, the Company's major distributed product, as well as price erosion experienced across the Company's product line, new products and overall volume increases on existing products offset these pricing pressures.

During the second quarter of 1996, the Company launched two new products: nadolol tablets, the off-patent version of Bristol-Myers Squibb's Corgard (registered trademark), and minoxidil topical solution 2% for men, the off-patent version of Pharmacia and Upjohn's Rogaine (registered trademark). More recently, the Company announced the availability of prochlorperazine maleate tablets, the off-patent version of SmithKline Beecham's Compazine (registered trademark).

The Company's net sales were $59.7 million for the six-month period ended June 30, 1996 as compared to $66.0 million for the same period in 1995. Although the Company has launched new products during this six-month period, revenue generated from these products was not sufficient to offset the overall price erosion on the Company's product line, most notably glyburide.


Gross Profit
- - ---------------------------------------------------------------------------------------
 For the quarter                                            For the six
     ended                         (In thousands)           months ended
    June 30,          Increase                                 June 30,       Increase
  1996       1995    (Decrease)      (Unaudited)           1996       1995   (Decrease)
- - ---------------------------------------------------------------------------------------
$ 5,694    $ 6,830     (16.6)%   Manufactured products   $ 7,913    $13,376   (40.8)%
                                 As a % of manufactured
   25.2%      36.2%               products net sales        19.8%      37.9%
- - ---------------------------------------------------------------------------------------
$ 4,308    $ 5,828     (26.1)%   Distributed products    $ 6,737    $10,852   (37.9)%
                                 As a % of distributed
   33.9%      35.8%               products net sales        34.4%      35.3%
- - ---------------------------------------------------------------------------------------
$10,002    $12,658     (21.0)%   Gross profit            $14,650    $24,228   (39.5)%
   28.3%      36.0%              As a % of net sales        24.6%      36.7%
=======================================================================================



<PAGE 11>
                              COPLEY PHARMACEUTICAL, INC.
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
                        CHANGES IN FINANCIAL CONDITION (Continued)


The Company's gross profit was $10.0 million, or 28.3% of net sales, for the second quarter of 1996 as compared to $12.7 million, or 36.0% of net sales, for the same period in 1995. The decrease was primarily attributable to narrowing margins caused by intensified price competition on the Company's products and by increased product liability insurance premiums resulting from the prior years' legal proceedings. Additionally, the Company's gross profit for the second quarter of 1996 included a $500,000 inventory write-down of a product in a currently saturated market.

For the six-month period ended June 30, 1996, the Company's gross profit was $14.7 million, or 24.6% of net sales, as compared to $24.2 million or 36.7% of net sales a year earlier. Intensified price competition, lower margins on products manufactured in the previous year, the $500,000 inventory write-down, and increased product liability insurance premiums have all depressed the Company's gross profit.


Operating Expenses
- - ---------------------------------------------------------------------------------------
 For the quarter                                            For the six
     ended                         (In thousands)           months ended
    June 30,          Increase                                 June 30,       Increase
  1996       1995    (Decrease)      (Unaudited)            1996       1995  (Decrease)
- - ---------------------------------------------------------------------------------------
 $3,298     $3,239       1.8 %   Research and development   $7,202    $5,718     26.0 %
    9.3%       9.2%              As a % of net sales          12.1%      8.7%
- - ---------------------------------------------------------------------------------------
                                 Selling, marketing and
 $1,618     $1,529       5.8 %    distribution              $3,671    $3,164     16.0 %
    4.6%       4.4%              As a % of net sales           6.2%      4.8%
- - ---------------------------------------------------------------------------------------
 $2,421     $3,588     (32.5)%   General and administrative $5,031    $5,198     (3.2)%
    6.9%      10.2%              As a % of net sales           8.4%      7.9%
- - ---------------------------------------------------------------------------------------
                                 Recall related and
 $ (255)    $2,010      (113)%    litigation, net           $  (64)   $3,510     (102)%
   (0.7)%      5.7%              As a % of net sales          (0.1)%     5.3%
=======================================================================================

For the three months ended June 30, 1996, research and development expenses were $3.3 million as compared to $3.2 million for the prior year comparable period. For the six-month period, research and development expenses were $7.2 million as compared to $5.7 million reported in the prior year. The spending increase was primarily due to increased product validation costs and increased personnel expenses.

Selling, marketing and distribution expenses increased to $1.6 million for the second quarter of 1996 as compared to $1.5 million for the same period in 1995. For the six-month period ended June 30, 1996, selling, marketing and distribution expenses increased to $3.7 million from $3.2 million reported in the prior year. The increase was primarily attributable to increased advertising and promotional expenses.

General and administrative expenses were $2.4 million for the second quarter of 1996 as compared to $3.6 million for the same period in 1995. This decrease was primarily attributable to overall spending reductions. For the six-month period ended June 30, 1996, general and administrative expenses totaled $5.0 million compared to $5.2 million a year earlier.

Net recall related and litigation expenses in 1996 were primarily legal expenses incurred by the Company for representation in its various outstanding legal proceedings offset by $1.6 million of negotiated insurance recoveries. Net recall related and litigation expenses in 1995 consisted primarily of legal expenses incurred by the Company for representation in the albuterol sulfate inhalation solution, 0.5% product liability claims.



<PAGE 12>
                              COPLEY PHARMACEUTICAL, INC.
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
                        CHANGES IN FINANCIAL CONDITION (Continued)

Interest and Other Income, Net
- - ---------------------------------------------------------------------------------------
   For the quarter                                          For the six
       ended                       (In thousands)           months ended
      June 30,        Increase                                 June 30,       Increase
  1996       1995    (Decrease)      (Unaudited)            1996       1995  (Decrease)
- - ---------------------------------------------------------------------------------------
 $ 144      $ 216      (33.3)%   Interest income, net      $   262     $421     (37.8)%
- - ---------------------------------------------------------------------------------------
 $(288)     $ (43)       ---     Other income (expense)    $(1,319)    $(21)      ---
=======================================================================================

Net interest income totaled $144,000 for the second quarter of 1996 compared to $216,000 for the same period in 1995. For the six-month period ended June 30, 1996, net interest income totaled $262,000 as compared to $421,000 a year earlier. The decreases were primarily attributable to decreased cash available to invest.

Other expenses of $1.3 million for the six months ended June 30, 1996 was primarily comprised of $1.0 million incurred in connection with the evaluation of a possible business consolidation which the Company has decided not to pursue at this time.

Income Taxes
- - ---------------------------------------------------------------------------------------
 For the quarter                                            For the six
     ended                         (In thousands)           months ended
    June 30,          Increase                                 June 30,       Increase
  1996       1995    (Decrease)      (Unaudited)            1996       1995  (Decrease)
- - ---------------------------------------------------------------------------------------
                                 Income tax expense
 $1,074     $  960       11.9%     (benefit)                $ (920)    $2,618    (135)%
- - ---------------------------------------------------------------------------------------
   38.7%      38.9%              Effective tax rate          (40.9)%     37.2%
- - ---------------------------------------------------------------------------------------
 $1,702     $1,505       13.1%   Net income (loss)         $(1,327)    $4,420    (130)%
=======================================================================================

For the second quarter of 1996, the Company's effective tax rate was 38.7% versus 38.9% for the prior year comparable period. For the six-month period ended June 30, 1996, the effective tax rate was (40.9%) versus 37.2% for the prior year comparable period. The change in effective tax rates was primarily due to the decline in profitability.

For the second quarter of 1996, the Company's net income totaled $1.7 million or $0.09 per share as compared to $1.5 million or $0.08 per share for the same period in 1995. Excluding net recall related and litigation expenses, net income would have been $1.5 million, or $0.08 per share, and $2.7 million, or $0.14 per share, for the second quarter of 1996 and 1995, respectively. Intensified price competition, increased product liability insurance premiums and a $500,000 inventory write-down contributed to the decline in earnings.

For the six-month period ended June 30, 1996, the Company reported a net loss of $1.3 million or $0.07 per share as compared to net income of $4.4 million or $0.23 per share for the same period in 1995. Sluggish first quarter sales hindered by intensified pricing competition depressed the Company's results for the first half of 1996. The first quarter was also adversely affected by lower margins on products manufactured in the previous year.


<PAGE 13>
                              COPLEY PHARMACEUTICAL, INC.
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
                        CHANGES IN FINANCIAL CONDITION (Continued)


Changes in Financial Condition

Capital Resources and Liquidity

                                      Unaudited
                                       June 30,          December 31,
(In thousands)                           1996                1995
                                      ---------          ------------
Cash and short-term investments       $  9,326             $ 25,047
Working capital                         55,741               59,365
Long-term debt                           5,400                5,400
Shareholders' equity                   111,308              112,524


Working capital decreased $3.7 million from $59.4 million at December 31, 1995 to $55.7 million at June 30, 1996. The decrease was primarily due to the net operating losses experienced by the Company during the first half of 1996 as well as investment in planned capital expenditures.

On July 31, 1996 the Company amended its working capital line of credit agreement to increase its maximum borrowing capacity from $20.0 million to $30.0 million. At June 30, 1996 the Company had $17.1 million in stand-by letters of credit related to the Albuterol Settlement Trust Fund outstanding under this working capital line of credit agreement. These stand-by letters of credit were obtained by the Company pursuant to the requirements of the Albuterol Settlement Trust Fund to cover its uninsured obligation. Recourse to the letters of credit are contingent on the number of claims filed within certain categories and will not occur until all claims are processed and settlement amounts are recommended by the Special Master.

The Company believes that its current cash resources, cash generated from operations and the amount available under its amended working capital line of credit will be sufficient to meet its anticipated operating needs for the next twelve months. However, there can be no assurance that events in the future will not require the Company to seek additional capital sooner, or, if so required, that such capital will be available on terms favorable or acceptable to the Company, if at all.



PART II.  OTHER INFORMATION

Item 1.		Legal Proceedings

See descriptions of legal proceedings in Note D of Notes to Condensed Consolidated Financial Statements in Part I of this Form 10-Q, which are hereby incorporated by reference herein.



<PAGE 14>
                       PART II.  OTHER INFORMATION (Continued)


Item 4.		Submission of Matters to a Vote of Security Holders

  (a) The Annual Meeting of Shareholders of the Company was held on April 30, 1996.

  (b)  (1)  The following individuals were re-elected to the Board of
             Directors. The number of votes cast for the re-election of each of the above directors was as follows:


        Director               For          Against      Abstained
        --------              -----         -------      ---------
   Gabriel R. Cipau *       14,206,777      381,624       11,275
   Judith W. Fensterer      14,544,948       44,077       10,651
   Alban W. Schuele         14,566,709       20,136       12,831


  * Dr. Cipau resigned as an officer and director effective July 9, 1996.



  (c)  (3)   The selection of the firm of KPMG Peat Marwick LLP as auditors for the fiscal year ending December 31, 1996 was ratified by the following vote:


                                        Number of Shares
                                        ----------------
                         For              14,555,894
                         Against              38,313
                         Abstained             5,469


Item 6.		Exhibits and Reports on Form 8-K

          	(a)  Exhibits

          		10.1	Fourth Amendment to Amended and Restated Loan Agreement
                       dated as of July 31, 1996 by and between the Company
                       and the First National Bank of Boston ("Bank of
                       Boston").

			10.2	Third Amendment to Amended and Restated Promissory Note
                       dated as of July 31, 1996 by and between the Company
                       and Bank of Boston.

                27    Financial Data Schedule

		(b)  Reports on Form 8-K

                 	None.




<PAGE 15>
                                  SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





    Signature                         Title

/s/ Barbara Sherrill
- - -------------------------  Executive Vice President-Finance
    Barbara Sherrill         and  Chief Financial Officer


    August 14, 1996