Form 10-Q
period 1996-09-30
COPLEY PHARMACEUTICAL INC
filed 1996-11-14
CIK 829987

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                                FORM 10-Q

 [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934
           For the quarterly period ended September 30, 1996

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

The number of shares outstanding of the registrant's only class of common stock as of October 31, 1996 was 19,088,579 shares.



<PAGE 2>

                    COPLEY PHARMACEUTICAL, INC.
                             INDEX
           For the Nine Months Ended September 30, 1996



PART I.            FINANCIAL INFORMATION                      PAGE NO.

Item 1.  Condensed Consolidated Financial Statements

         Condensed Consolidated Balance Sheets as of
          September 30, 1996 and December 31, 1995                     3

         Condensed Consolidated Statements of Operations
          for the three and nine months ended September 30,
          1996 and 1995                                                4

         Condensed Consolidated Statements of Cash Flows
          for the nine months ended September 30, 1996 and 1995        5

         Notes to Condensed Consolidated Financial Statements        6 - 9


Item 2.  Management's Discussion and Analysis of Results of
          Operations and Changes in Financial Condition             10 - 13


PART II.                OTHER INFORMATION

Item 1.  Legal Proceedings                                            14

Item 6.  Exhibits and Reports on Form 8-K                             14

         Signature                                                    15









<PAGE 3>

PART 1.  Item 1.  Condensed Consolidated Financial Statements

                       COPLEY PHARMACEUTICAL, INC.
                 CONDENSED CONSOLIDATED BALANCE SHEETS
                                              Unaudited
(In thousands, except share data)            SEPTEMBER 30,   DECEMBER 31,
                                                1996            1995
                                             ------------    -----------
ASSETS
Current assets:
Cash and cash equivalents                       $ 13,456       $ 18,950
Trading securities                                   ---            950
Available-for-sale securities                      7,614          5,147
Accounts receivable, trade, net                   27,380         32,639
Accounts receivable, related party                   132            826
Inventories:
  Raw materials                                   14,087         13,634
  Work in process                                  3,452          4,913
  Finished goods                                  10,285          8,679
                                                 -------        -------
Total inventories                                 27,824         27,226
Prepaid income taxes                                 ---          3,259
Current deferred tax assets                        4,494          2,900
Other current assets                               4,755          4,789
                                                 -------        -------
  Total current assets                            85,655         96,686

Property, plant and equipment, net                57,114         55,724
Deferred tax assets                                   79          1,484
Other assets                                       3,384          1,351
                                                 -------        -------
Total assets                                    $146,232       $155,245
                                                 =======        =======

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable, trade                       $  5,509       $ 10,551
  Accounts payable, related party                 10,021         11,191
  Current portion of long-term debt                  300            300
  Accrued compensation and benefits                1,135          2,003
  Accrued rebates                                  5,145          7,980
  Accrued income taxes                               980            ---
  Accrued expenses                                 6,049          5,296
                                                 -------        -------
    Total current liabilities                     29,139         37,321

Long-term debt                                     5,100          5,400

Shareholders' equity:
  Preferred stock, $.01 par value; authorized
    3,000,000 shares; none issued                    ---            ---
  Common stock, $.01 par value; authorized
    60,000,000 shares; issued 25,370,745 shares      254            254
  Additional paid-in capital                      77,801         77,505
  Unrealized holding (loss) gain on available-
    for-sale securities                              (16)           108
  Retained earnings                               46,528         47,242
  Treasury stock, at cost, 6,282,166 and
    6,307,045 shares outstanding, at September
    30, 1996 and December 31, 1995,respectively  (12,574)       (12,585)
                                                 -------        -------
   Total shareholders' equity                    111,993        112,524
                                                 -------        -------
Total liabilities and shareholders' equity      $146,232       $155,245
                                                 =======        =======

[FN]
The accompanying notes are an integral part of the Condensed Consolidated
 Financial Statements.


<PAGE 4>

                         COPLEY PHARMACEUTICAL, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

   For the three                                              For the nine
   months ended                                               months ended
   September 30,              (Unaudited)                     September 30,
  1996       1995   (In thousands, except per share data)    1996       1995
-------    -------                                        --------   --------
                    Net sales:
$19,558    $20,450    Manufactured products                $59,607   $ 55,714
 13,031     18,782    Distributed products                  32,640     49,559
 ------     ------                                          ------    -------
 32,589     39,232     Net sales                            92,247    105,273

                    Cost of goods sold:
 15,998     16,270    Manufactured products                 48,134     38,158
  8,671     12,155    Distributed products                  21,543     32,079
 ------     ------                                          ------    -------
 24,669     28,425     Cost of goods sold                   69,677     70,237
 ------     ------                                          ------    -------

  7,920     10,807       Gross profit                       22,570     35,036

                    Operating expenses:
  3,003      3,804    Research and development              10,205      9,522
                      Selling, marketing and
  1,416        603       distribution                        5,087      3,767
  3,270      2,256    General and administrative             8,301      7,454
    175     12,827    Recall related and litigation, net       111     16,338
 ------     ------                                          ------    -------
     56     (8,683)     Income (loss) from operations       (1,134)    (2,045)

     71        375   Interest and investment income            452        944
    (63)       (67)  Interest expense                         (182)      (215)
  1,008        249   Other income (expense), net              (311)       228
 ------     ------                                          ------    -------
  1,072     (8,126)     Income (loss) before income taxes   (1,175)    (1,088)

    458     (2,880)   Provision (benefit) for income taxes    (462)      (262)
 ------     ------                                          ------    -------
$   614    $(5,246)   Net income (loss)                    $  (713)  $   (826)
 ======     ======                                          ======    =======

                      Weighted average common
                       shares outstanding:
19,225      19,060      Primary                             19,075     18,949
19,261      19,060      Fully diluted                       19,075     18,949

                      Earnings (loss) per share:
 $0.03      $(0.28)     Primary                             $(0.04)    $(0.04)
 $0.03      $(0.28)     Fully diluted                       $(0.04)    $(0.04)

[FN]

The accompanying notes are an integral part of the Condensed Consolidated
  Financial Statements.




<PAGE 5>

                          COPLEY PHARMACEUTICAL, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                              For the nine
                                                              months ended
(Unaudited)                                                   September 30,
(In thousands)                                              1996        1995
                                                           ------      ------
Cash flows from operating activities:
  Net income (loss)                                       $  (713)     $ (826)
  Adjustments to reconcile net income (loss) to net
    cash provided by (used in) operating activities:
    Depreciation and amortization                           5,324       3,964
    Realized loss on sales of assets                          952       2,787
    Provision for doubtful accounts                           696         ---
    Change in deferred taxes                                 (189)        (46)
    Tax benefit from stock option exercises                   ---         185
  Changes in operating assets and liabilities:
    Accounts receivable                                     5,257     (12,880)
    Inventories                                              (598)      7,071
    Other current assets                                       34     (12,508)
    Other assets, net of amortization                      (2,046)      1,059
    Accounts payable, trade                                (5,042)      6,213
    Accounts payable, related party                        (1,170)      4,437
    Accrued income taxes                                    4,239      (1,736)
    Accrued expenses                                       (2,442)      1,371
                                                           ------      ------
      Net cash provided by (used in) operating
        activities                                          4,302        (909)
                                                           ------      ------

Cash flows from investing activities:
  Capital expenditures                                     (7,921)    (15,357)
  Proceeds from sales of property, plant and equipment         10         500
  Purchases of available-for-sale securities               (7,606)    (19,172)
  Proceeds from sales of available-for-sale securities        715      42,385
  Proceeds from maturities of available-for-sale
    securities                                              5,000       3,224
                                                           ------      ------
    Net cash (used in) provided by investing activities    (9,802)     11,580
                                                           ------      ------

Cash flows from financing activities:
  Payments of long-term debt                                 (300)       (300)
  Stock option exercises                                      ---         344
  Issuance of common stock to Employee Stock Purchase Plan    306         301
  Proceeds from short-term borrowings                         ---       4,542
  Payments of short-term borrowings                           ---      (4,542)
                                                           ------      ------
   Net cash provided by financing activities                    6         345
                                                           ------      ------

Net (decrease) increase in cash and cash equivalents       (5,494)     11,016
Cash and cash equivalents at beginning of period           18,950       6,217
                                                           ------      ------
Cash and cash equivalents at end of period               $ 13,456     $17,233
                                                           ======      ======


[FN]
The accompanying notes are an integral part of the Condensed Consolidated
  Financial Statements.


<PAGE 6>
                            COPLEY PHARMACEUTICAL, INC.
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     For the nine months ended September 30, 1996


Note A - General

In the opinion of the Company, the accompanying condensed consolidated financial statements contain all normal and recurring adjustments necessary to present fairly the financial position of the Company as of September 30, 1996 and December 31, 1995 and the results of its operations for the three and nine months ended September 30, 1996 and 1995, and its cash flows for the nine months ended September 30, 1996 and 1995. While the Company believes that the disclosures presented are adequate to make the information not misleading, these financial statements should be read in conjunction with the Notes included in the Company's Form 10-K for the year ended December 31, 1995. The results for the three-month and nine-month periods ended September 30, 1996 are not necessarily indicative of the results that may be expected for any future period.

The Company's quarterly and annual operating results are affected by a wide variety of factors that could have a material adverse effect on the Company's business, financial condition, results of operations and stock price. Statements in this Report on Form 10-Q which are not historical facts, so-called "forward-looking statements," are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that all forward-looking statements involve risks and uncertainties, including those detailed in the Company's filings with the Securities and Exchange Commission. See, for example, "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors and Future Trends" contained in the Company's Report on Form 10-K for the fiscal year ended December 31, 1995.

Note B - Related Party Transactions

On July 18, 1995, Hoechst Corporation ("HC"), the Company's 51% fully-diluted shareholder, completed its purchase of Marion Merrell Dow, Inc. ("MMD"). This transaction resulted in a related party relationship between the Company and its customer Rugby Laboratories ("Rugby"), which was a subsidiary of MMD and is now a subsidiary of Hoechst Marion Roussel, Inc. ("HMRI"). Net sales to Rugby totaled approximately $986,000 and $3.3 million for the nine months ended September 30, 1996 and 1995, respectively. Total amounts due from Rugby at September 30, 1996 and December 31, 1995, were $132,000 and $826,000, respectively.

The Company is a party to a Product Agreement with HC pursuant to which the Company is afforded the opportunity under specified conditions to distribute and market the generic version of certain products sold by HMRI, a majority-owned subsidiary of HC. For the nine months ended September 30, 1996 and 1995, approximately $22.0 million and $31.9 million, respectively, of generic versions of products were purchased from HMRI under this Product Agreement.

The Company obtains its comprehensive general liability, product liability, excess liability and all risks property insurance coverage through an insurance and risk-sharing arrangement with HC and its parent, Hoechst Aktiengesellschaft, and its various subsidiaries. Insurance coverage is provided by HC through its wholly-owned insurance subsidiary, as well as by external parties. Total premiums expensed for these insurance policies aggregated approximately $3.8 million and $1.9 million, respectively, for the nine months ended September 30, 1996 and 1995. During the third quarter of 1995, HC's insurance subsidiary, as one of the Company's insurers, funded $16 million of the initial cash requirement to the Albuterol Settlement Trust Fund. See discussion of the albuterol settlement in Note C.



Note C - Litigation and Contingencies

Albuterol Class Action Lawsuits

In connection with the Company's product recall of albuterol sulfate inhalation solution, 0.5% ("albuterol"), the Company has been served in


<PAGE 7>

                             COPLEY PHARMACEUTICAL, INC.
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                   For the nine months ended September 30, 1996


numerous lawsuits in federal and state court, some of which are on behalf of numerous claimants. The plaintiffs principally seek compensatory and punitive damages and allege that injuries and deaths were caused by inhalation of allegedly contaminated product manufactured and distributed by the Company.

The federal court lawsuits were consolidated in the United States District Court for the District of Wyoming as a multi-district litigation for pre-trial purposes under the caption In Re: Copley Pharmaceutical, Inc. "Albuterol" Products Liability Litigation. The District Court certified the consolidated actions as a class action. In August 1995 the Company entered into a settlement agreement with the representative class plaintiffs. The settlement calls for the Company to receive a general release of all non-death claims in return for contributions by the Company and its insurers of a minimum of $65 million and a maximum of $130 million to settle all non-death claims relating to the Company's manufacture, sale and recall of albuterol. An additional $20 million is allocated under the terms of the settlement to settle claims by persons alleging wrongful death, which claims are limited by the settlement to compensatory damages only and are subject to nonbinding negotiation and arbitration. Within the Company's minimum and maximum contributions, the amount to be paid by the Company is subject to revision based upon the number and seriousness of individual claims eventually filed. On November 15, 1995, the District Court entered its Order giving final approval of the settlement. An appeal of this Order, filed by one class member, was dismissed in September 1996.

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

The period for filing initial proofs of claim with the Special Master appointed to oversee the Settlement Fund closed on January 3, 1996 and approximately 5,220 claims were filed. Another 310 claims, approximately, were filed late. In addition, approximately 860 clients of Jacoby & Meyers, representing nearly all of that firm's clients who are not alleging a death caused by albuterol, have agreed to be treated as if they were class members and class counsel have agreed that these claimants will be paid out of the Settlement Fund.

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


<PAGE 8>
                             COPLEY PHARMACEUTICAL, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                    For the nine months ended September 30, 1996


Grand Jury Investigation

The Company has received grand jury subpoenas from the United States Attorney's Office in Massachusetts for documents related to its albuterol and Brompheril (registered trademark) products, which were recalled by the Company in December 1993 and September 1994, respectively, and extending beyond these products. The Company is complying with the subpoenas and has cooperated with federal authorities. This investigation is ongoing and at this time management is unable to determine the ultimate impact on the Company's financial condition and results of operations. Accordingly, no amounts have been accrued for any uninsured costs in the Company's financial statements at September 30, 1996. An adverse determination by applicable authorities could result in sanctions and/or fines which could have a material adverse effect on the Company's financial condition or results of operations.


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

The complaint seeks monetary damages in excess of $10 million, rescission of the November 1991 share repurchase, unspecified punitive damages and costs, disbursements and attorney's fees. The Company filed a motion for summary judgment in August 1994 which was granted in part and denied in part in an opinion dated October 11, 1995. The case is awaiting trial.

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


Marion Merrell Dow, Inc. Bulk Diltiazem Lawsuit

In November 1992, a lawsuit was filed against the Company by MMD and Tanabe Seiyaku Co., Ltd. ("Tanabe") in the United States District Court for the District of Massachusetts captioned Marion Merrell Dow, Inc. and Tanabe Seiyaku Co., Ltd. v. Copley Pharmaceutical, Inc. and Orion Corporation Fermion. MMD and Tanabe allege that the Company and Orion Corporation Fermion ("Orion"), the manufacturer of the Company's bulk diltiazem, are infringing a process patent for one method of manufacturing bulk diltiazem. MMD and Tanabe have alleged that they are the exclusive licensee and patentee, respectively, of such process patent. The complaint seeks a permanent injunction and trebled unspecified monetary damages. The Company has denied all liability in its answer to the complaint. On May 10, 1993, the Court ordered the case administratively closed, staying the case until further notice. On June 27, 1995, the parties jointly moved the Court for an Order further staying the action until 30 days after completion of the related International Trade Commission proceeding discussed below.

<PAGE 9>
                            COPLEY PHARMACEUTICAL, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                   For the nine months ended September 30, 1996


International Trade Commission Complaint

On February 25, 1993, the Company, together with a number of other off-patent pharmaceutical manufacturers and certain chemical manufacturers, was named as a respondent in a complaint filed by MMD and Tanabe before the United States International Trade Commission ("the ITC") captioned Complaint of Marion Merrell Dow, Inc. and Tanabe Seiyaku Co., Ltd. Pursuant to Section 337 of the Tariff Act of 1930. The complaint seeks an order (i) prohibiting the importation of, among other things, the bulk diltiazem purchased by the Company from Orion, and (ii) requiring the Company to immediately stop selling its current diltiazem product, which incorporates bulk diltiazem supplied by Orion, based on the alleged infringement by Orion of a process patent for one method of manufacturing bulk diltiazem.

On June 1, 1995, the ITC issued its Final Determination ordering the investigation terminated with the finding of no violation of Section 337, of no patent infringement and taking no position on the issue of patent validity and enforceability. On July 20, 1995, MMD and Tanabe filed an appeal with the United States Court of Appeals for the Federal Circuit seeking review of the ITC's Final Determination. This appeal has been fully briefed and argued and the parties are awaiting a decision.

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



Note D - Restructuring Charges in the Fourth Quarter

In response to increasing pricing pressures and eroding margins, the Company is restructuring its operations resulting in an estimated $3.0 million to $4.0 million before tax charge, or $0.09 per share to $0.13 per share after taxes, in the fourth quarter of 1996. The restructuring includes the consolidation of warehouse, manufacturing and office sites as well as the write-off of underutilized and idle equipment. Some reduction in the work force will also occur.



<PAGE 10>
                               COPLEY PHARMACEUTICAL, INC.
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
                             CHANGES IN FINANCIAL CONDITION


Item 2. Management's Discussion and Analysis of Results of Operations and Changes in Financial Condition


Results of Operations



Net Sales
---------------------------------------------------------------------------------------
  For the quarter                                           For the nine
      ended                        (In thousands)           months ended
   September 30,      Increase                              September 30,     Increase
  1996       1995    (Decrease)      (Unaudited)           1996       1995   (Decrease)
---------------------------------------------------------------------------------------
$19,558    $20,450      (4.4)%   Manufactured products   $59,607   $ 55,714     7.0 %
 13,031     18,782     (30.6)%   Distributed products     32,640     49,559   (34.1)%
 ------     ------                                        ------     ------
$32,589    $39,232     (16.9)%     Net sales             $92,247   $105,273   (12.4)%
=======================================================================================



Net sales for the third quarter of 1996 were $32.6 million, compared to $39.2 million for the same period in 1995. The Company's sales continue to be adversely affected by the significant price decrease on glyburide, the Company's major distributed product, as well as price erosion experienced across the Company's product line. Additionally, another manufacturer launched a new product which competes directly with a major manufactured product, miconazole nitrate vaginal cream, the off-patent version of R.W. Johnson's Monistat (registered trademark) 7, which is a seven-day treatment for vaginal yeast infections. The launching of this new product, which is a three-day treatment, negatively impacted the Company's sales and unit volume during the third quarter. The Company expects this negative impact to continue.


During the third quarter of 1996, the Company launched prochlorperazine maleate tablets, the off-patent version of SmithKline Beecham's Compazine(registered trademark). More recently, the Company announced the Food and Drug Administration approval for its Abbreviated New Drug Application to manufacture and market cholestyramine powder. Cholestyramine powder is the off-patent version of Bristol-Myers Squibb Company's Questran (registered trademark).

The Company's net sales were $92.2 million for the nine-month period ended September 30, 1996 as compared to $105.3 million for the same period in 1995. Although the Company has launched six new products and has experienced steady growth in unit sales during 1996, net sales declined due to intensified pricing pressure experienced on the Company's product line.





Gross Profit
---------------------------------------------------------------------------------------
  For the quarter                                           For the nine
      ended                        (In thousands)           months ended
   September 30,      Increase                              September 30,     Increase
  1996       1995    (Decrease)      (Unaudited)           1996       1995   (Decrease)
---------------------------------------------------------------------------------------
$ 3,560    $ 4,180     (14.8)%   Manufactured products   $11,473    $17,556   (34.6)%
                                 As a % of manufactured
   18.2%      20.4%               products net sales        19.2%      31.5%
---------------------------------------------------------------------------------------
$ 4,360    $ 6,627     (34.2)%   Distributed products    $11,097    $17,480   (36.5)%
                                 As a % of distributed
   33.5%      35.3%               products net sales        34.0%      35.3%
---------------------------------------------------------------------------------------
$ 7,920    $10,807     (26.7)%   Gross profit            $22,570    $35,036   (35.6)%
   24.3%      27.5%              As a % of net sales        24.5%      33.3%
=======================================================================================




<PAGE 11>
                              COPLEY PHARMACEUTICAL, INC.
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
                        CHANGES IN FINANCIAL CONDITION (Continued)


The Company's gross profit was $7.9 million, or 24.3% of net sales, for the third quarter of 1996 as compared to $10.8 million, or 27.5% of net sales, for the same period in 1995. The decrease was primarily attributable to narrowing margins caused by price erosion on the Company's products and an $837,000 charge related to short-dated inventory of a product in a currently saturated market. The Company's gross profit for the third quarter of 1995 reflected a $2.5 million write-off of albuterol materials inventory following management's decision not to reintroduce this recalled product.

For the nine-month period ended September 30, 1996, the Company's gross profit was $22.6 million, or 24.5% of net sales, as compared to $35.0 million or 33.3% of net sales a year earlier. Intensified price competition, lower margins on products manufactured in the previous year but not sold until the current year, and the $1.5 million cumulative charge related to short-dated inventory of a product in a currently saturated market have all depressed the Company's gross profit. The current environment of intensified price competition is anticipated to continue.




Operating Expenses
---------------------------------------------------------------------------------------
  For the quarter                                            For the nine
      ended                        (In thousands)            months ended
   September 30,      Increase                               September 30,    Increase
  1996       1995    (Decrease)      (Unaudited)             1996      1995  (Decrease)
---------------------------------------------------------------------------------------
 $3,003    $ 3,804     (21.1)%  Research and development   $10,205   $ 9,522      7.2 %
    9.2%       9.7%             As a % of net sales           11.1%      9.0%
---------------------------------------------------------------------------------------
                                Selling, marketing and
 $1,416    $   603       135 %   distribution              $ 5,087   $ 3,767     35.0 %
    4.3%       1.5%             As a % of net sales            5.5%      3.6%
---------------------------------------------------------------------------------------
 $3,270    $ 2,256      44.9 %  General and administrative $ 8,301   $ 7,454     11.4 %
   10.0%       5.8%             As a % of net sales            9.0%      7.1%
---------------------------------------------------------------------------------------
                                Recall related and
 $  175    $12,827     (98.6)%   litigation, net            $  111   $16,338    (99.3)%
    0.5%      32.7%             As a % of net sales            0.1%     15.5%
=======================================================================================



For the three months ended September 30, 1996, research and development expenses were $3.0 million as compared to $3.8 million for the prior year comparable period. Spending for the third quarter of 1995 included higher product validation costs related to the two products launched late in the quarter and the one product launched in October 1995. For the nine-month period, research and development expenses were $10.2 million as compared to $9.5 million reported in the prior year. The spending increase was primarily due to increased personnel expenses.

Selling, marketing and distribution expenses increased to $1.4 million for the third quarter of 1996 as compared to $0.6 million for the same period in 1995. The third quarter of 1995 was uncharacteristically low due to the timing of product promotional expenses. For the nine-month period ended September 30, 1996, selling, marketing and distribution expenses increased to $5.1 million from $3.8 million reported in the prior year. The increase was primarily attributable to higher advertising and promotional expenses resulting from the intensified competitive environment.

General and administrative expenses were $3.3 million for the third quarter of 1996 as compared to $2.3 million for the same period in 1995. For the nine-month period ended September 30, 1996, general and administrative expenses totaled $8.3 million compared to $7.5 million a year earlier. The increases were primarily attributable to charges recorded as a result of a major customer's filing for bankruptcy protection during the third quarter and for severance packages for employees who resigned during the quarter.

Net recall related and litigation expenses in 1996 were primarily legal expenses incurred by the Company for representation in its various outstanding legal proceedings offset by $3.6 million of negotiated insurance recoveries. Net recall and litigation expenses in 1995 included the following: $5.1 million contributed to Albuterol Settlement Trust Fund; $2.75 million cost to settle the shareholder class action litigation; $2.9 million in write-offs of albuterol-related equipment; and approximately $5.6 million in legal expenses for representation in the albuterol sulfate inhalation solution, 0.5% product liability claims.


<PAGE 12>
                              COPLEY PHARMACEUTICAL, INC.
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
                        CHANGES IN FINANCIAL CONDITION (Continued)



Interest and Other Income, Net
---------------------------------------------------------------------------------------
  For the quarter                                            For the nine
       ended                       (In thousands)            months ended
    September 30,     Increase                               September 30,    Increase
  1996       1995    (Decrease)      (Unaudited)            1996       1995  (Decrease)
---------------------------------------------------------------------------------------
                                 Interest and investment
$   71      $375       (81.1)%     income                   $ 452     $ 944     (52.1)%
---------------------------------------------------------------------------------------
$  (63)     $(67)       (6.0)%   Interest expense           $(182)    $(215)    (15.3)%
---------------------------------------------------------------------------------------
$1,008      $249         ---     Other income (expense)     $(311)    $ 228       ---
=======================================================================================




Interest and investment income totaled $71,000 for the third quarter of 1996 compared to $375,000 for the same period in 1995. For the nine-month period ended September 30, 1996, interest and investment income totaled $452,000 as compared to $944,000 a year earlier. The decreases were primarily attributable to decreased average cash available to invest.

Other income of $1.0 million for the third quarter of 1996 was primarily comprised of the settlement of an insurance claim. For the nine months ended September 30, 1996, other expenses included expenses incurred in connection with the evaluation of a possible business consolidation which the Company has decided not to pursue at this time, substantially offset by the settlement of an unrelated insurance claim.




Taxes and Net Income (Loss)
---------------------------------------------------------------------------------------
  For the quarter                                            For the nine
      ended                        (In thousands)            months ended
   September 30,      Increase                               September 30,    Increase
  1996       1995    (Decrease)      (Unaudited)            1996       1995  (Decrease)
---------------------------------------------------------------------------------------
 $ 458    $(2,880)       116%    Income tax expense         $(462)    $(262)   (76.3)%
---------------------------------------------------------------------------------------
  42.7%     (35.4)%              Effective tax rate         (39.3)%   (24.1)%
---------------------------------------------------------------------------------------
 $ 614    $(5,246)       112%    Net income (loss)          $(713)    $(826)    13.7 %
=======================================================================================



For the third quarter of 1996, the Company's effective income tax (benefit) rate was 42.7% versus (35.4)% for the prior year comparable period. For the nine-month period ended September 30, 1996, the effective income tax (benefit) rate was (39.3)% versus (24.1)% a year earlier. The tax rate differences resulted from the change in the projected profitability of the Company in 1996 versus 1995.

For the third quarter of 1996, the Company's net income totaled $614,000 or $0.03 per share as compared to a net loss of $5.2 million or $0.28 per share for the same period in 1995. Excluding net recall related and litigation expenses, net income would have been $719,000 or $0.04 per share, and $2.5 million or $0.13 per share, for the third quarter of 1996 and 1995, respectively. The Company's profitability continues to be adversely affected by intensified price competition. Other factors affecting the quarterly results included the negative impact of the filing for bankruptcy by a major customer offset by the settlement of an unrelated insurance claim.

For the nine-month period ended September 30, 1996, the Company reported a net loss of $713,000 or $0.04 per share as compared to a net loss of $826,000 or $0.04 per share for the same period in 1995. Sluggish sales and narrowing margins both caused by intensified pricing competition continued to depress the Company's profitability. The net loss reported for 1995 was primarily caused by unusual and significant expenses incurred related to the settlement and defense of various litigation matters and the decision not to reintroduce a recalled product.


<PAGE 13>
                              COPLEY PHARMACEUTICAL, INC.
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
                        CHANGES IN FINANCIAL CONDITION (Continued)


Changes in Financial Condition

Capital Resources and Liquidity

                                      Unaudited
                                     September 30,       December 31,
(In thousands)                           1996                1995
                                     -------------       ------------
Cash and short-term investments         $ 21,070           $ 25,047
Working capital                           56,516             59,365
Long-term debt                             5,100              5,400
Shareholders' equity                     111,993            112,524


Working capital decreased $2.9 million from $59.4 million at December 31, 1995 to $56.5 million at September 30, 1996. The decrease was primarily due to the net operating losses experienced by the Company during the first half of 1996 as well as investment in planned capital expenditures.

On July 31, 1996 the Company amended its working capital line of credit agreement to increase its maximum borrowing capacity from $20.0 million to $30.0 million. At September 30, 1996 the Company had $17.1 million in stand-by letters of credit related to the Albuterol Settlement Trust Fund outstanding under this working capital line of credit agreement. These stand-by letters of credit were obtained by the Company pursuant to the requirements of the Albuterol Settlement Trust Fund to cover its uninsured obligation. Recourse to the letters of credit are contingent on the number of claims filed within certain categories and will not occur until all claims are processed and settlement amounts are recommended by the Special Master.

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

Restructuring Charges in the Fourth Quarter

In response to increasing pricing pressures and eroding margins, the Company is restructuring its operations resulting in an estimated $3.0 million to $4.0 million before tax charge, or $0.09 per share to $0.13 per share after taxes, in the fourth quarter of 1996. The restructuring includes the consolidation of warehouse, manufacturing and office sites as well as the write-off of underutilized and idle equipment. Some reduction in the work force will also occur.

Factors Affecting Future Results

The Company's quarterly and annual operating results are affected by a wide variety of factors that could have a material adverse effect on the Company's business, financial condition, results of operations and stock price. Statements in this Report on Form 10-Q which are not historical facts, so-called "forward-looking statements," are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that all forward-looking statements involve risks and uncertainties, including those detailed in the Company's filings with the Securities and Exchange Commission. See, for example, "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors and Future Trends" contained in the Company's Report on Form 10-K for the fiscal year ended December 31, 1995.


<PAGE 14>

PART II.  OTHER INFORMATION

Item 1.		Legal Proceedings

See descriptions of legal proceedings in Note C of Notes to Condensed Consolidated Financial Statements in Part I of this Form 10-Q, which are hereby incorporated by reference herein.



Item 6.	Exhibits and Reports on Form 8-K

          	(a)  Exhibits

            		  27  Financial Data Schedule

		(b)  Reports on Form 8-K

                 Form 8-K dated July 9, 1996 - Item 5: Other Events.  The
                  Company announced that Kenneth N. Larsen will assume the office of the President on an interim basis in place of Dr. Gabriel R. Cipau, who has resigned all positions in the Company.

                 Form 8-K dated September 6, 1996 - Item 5: Other Events.
                  The Company announced that Ken E. Starkweather has accepted the position of Vice President - Finance, succeeding Barbara Sherrill, who has resigned all positions in the Company.






<PAGE 15>
                                  SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





    Signature                         Title                        Date

/s/ Ken E. Starkweather
-------------------------       Vice President-Finance       November 14, 1996
    Ken E. Starkweather       (Principal Financial Officer
                               and duly authorized officer
                                  of the Registrant)