Form 10-K
period 1996-12-31
COPLEY PHARMACEUTICAL INC
filed 1997-03-31
CIK 829987

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K
   (MARK ONE)

      X     ANNUAL  REPORT  PURSUANT  TO SECTION  13 OR 15(D) OF THE  SECURITIES
    -----   EXCHANGE ACT OF 1934

                       FISCAL YEAR ENDED DECEMBER 31, 1996

                                       OR

            TRANSITION  REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    -----   EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM ___________ TO ___________

                           COPLEY PHARMACEUTICAL, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            DELAWARE                                      04-2514637
  (STATE OR OTHER JURISDICTION                (IRS EMPLOYER IDENTIFICATION NO.)
OF INCORPORATION OR ORGANIZATION)

             25 JOHN ROAD                                  02021
         CANTON, MASSACHUSETTS                           (ZIP CODE)
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                         COMMISSION FILE NUMBER: 0-20126
       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (617) 821-6111

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE
           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                          COMMON STOCK, $.01 PAR VALUE

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes X   No
                                 ---    ---

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   AGGREGATE MARKET VALUE, AS OF MARCH 14, 1997, OF COMMON STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT:

$56,454,684.00 BASED ON THE LAST REPORTED SALE PRICE ON THE NASDAQ STOCK MARKET.

     Number of shares of common stock outstanding on March 14, 1997: 19,119,235

                       DOCUMENTS INCORPORATED BY REFERENCE

   The registrant intends to file a definitive Proxy Statement pursuant to Regulation 14A within 120 days of the end of the twelve-month period ended December 31, 1996. Portions of such Proxy Statement are incorporated by reference in Part III of this report.

                                     PART 1

                                ITEM 1: BUSINESS

OVERVIEW
Copley Pharmaceutical, Inc. ("Copley" or the "Company"), established in 1972, develops, manufactures, markets and distributes a broad range of multi-source pharmaceutical products. These products include prescription and over-the-counter ("OTC") drugs and are available in a variety of dosage forms consisting of tablets, solutions, suspensions, syrups, elixirs, jellies, creams and ointments and powders. The Company's product categories include, among others, preparations for neoplasms, endocrine system and metabolic diseases, anti-infective agents, central nervous system and sense organ drugs, respiratory system drugs, cardiovascular system drugs, vitamins and nutrients, skin preparations  and digestive and  genito-urinary  system drugs. The Company sells its products to prescription and OTC drug distributors, retail chains, wholesalers, hospitals, health maintenance organizations ("HMOs"), other managed care entities and government agencies.
  Multi-source, or generic, drugs are the chemical and therapeutic equivalents of brand-name drugs. They are required to meet similar governmental standards as the brand-name drugs and must receive Food and Drug Administration ("FDA") approval prior to manufacture and sale. Multi-source drugs may be manufactured and marketed only if relevant patents (and any additional government-mandated market exclusivity periods) have expired. These drugs are typically sold under their generic chemical names at prices significantly below those of their brand-name equivalents.
  Statements in this Report on Form 10-K which are not historical facts, so-called "forward looking statements," are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that all forward-looking statements involve risks and uncertainties, including those detailed in the Company's filings with the Securities and Exchange Commission. See also "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors and Future Trends."

GENERIC DRUG MARKET
Generic pharmaceutical sales have increased significantly in recent years, due in part to an increased awareness and acceptance among consumers, physicians and pharmacists that generic drugs are the therapeutic equivalents of brand-name drugs. Among the factors contributing to this increased awareness are the passage of state legislation permitting or encouraging substitution by pharmacists and the FDA publication of a list of therapeutic equivalent drugs, which provides physicians and pharmacists with generic drug alternatives. In addition, since generic pharmaceutical products are typically sold at prices significantly below those of their brand-name equivalents, various government agencies and many private managed care or insurance programs encourage the prescribing of generic drugs as a cost-savings measure in the purchase of, or reimbursement for, prescription drugs. The Company believes that these factors, coupled with the future patent expirations on widely prescribed brand-name products, will continue to influence the growth in the market for generic drugs.

PRODUCT DEVELOPMENT STRATEGY AND PRODUCTS
The Company's product development strategy will continue to emphasize multiple approaches for developing and marketing new drugs. The Company's principal focus is to obtain FDA approval to market equivalent formulations of prescription drugs through the Abbreviated New Drug Application ("ANDA") process. Specifically, the Company will seek a balance between niche products with limited competition and high-volume pharmaceutical products. Additional
strategies   include  plans  to  introduce  OTC  drugs  once  their   brand-name
equivalents are converted from prescription to OTC status, to market generic versions of certain drugs now manufactured by Hoechst Marion Roussel, Inc. ("HMRI"), a subsidiary of Hoechst Aktiengesellschaft, the Company's indirect 51% fully diluted shareholder, pursuant to the Product Agreement(1) between Copley and Hoechst Corporation ("HC"), and to develop, manufacture and market products for sale outside of the United States, expanding the Company's business into markets which are less heavily penetrated and not as highly competitive as the U.S. market.

(1)In connection with HC's acquisition of its majority interest in the Company, the Company is party to a Product Agreement with HC pursuant to which the Company is afforded the opportunity to distribute and market the generic version of products sold by Hoechst-Roussel Pharmaceutical Inc. ("HRPI"), an indirect majority owned subsidiary of HC. This Product Agreement has an initial term of five years, until November 11, 1998, and continues unless terminated by either party giving one year's notice. On January 1, 1996, HRPI was merged into HMRI. HMRI has agreed to be bound by the Product Agreement to the extent that HRPI was bound; that is, the Product Agreement continues to be in effect for products manufactured by the former HRPI but not for products manufactured by HMRI prior to the merger with HRPI nor for products developed by HMRI after January 1, 1996. In furtherance of the Product Agreement, the Company and HMRI entered into separate contracts relating to specific products as these products become available for generic distribution; some of these contracts currently are being renegotiated. Refer to Note J of the Notes to Consolidated Financial Statements.

ANDA-Approved Drugs
The Company's core business will remain the development and marketing of generic prescription drugs. The Company will continue to focus on niche products that offer a significant opportunity for the Company but which may not necessarily attract larger or numerous competitors, either because the market for such drugs is relatively small or because the products employ extended release or other complex delivery systems that are difficult to formulate. The Company will also focus on high-volume pharmaceutical products to respond to customer demand that suppliers carry a broad array of products.

Prescription to OTC Conversion
The Company believes that a substantial number of drugs will be reclassified from prescription to OTC over the next several years. The Company believes the OTC market will expand as consumers more readily choose self-treatment and as drug companies and healthcare payors urge the FDA to accelerate the approval of OTC products. The Company has experience in this marketplace, having marketed several OTC products, including miconazole nitrate vaginal cream, the generic equivalent of Ortho McNeil's Monistat(R)7 and minoxidil topical solution 2% for men, the off-patent version of Pharmacia & Upjohn's Rogaine(R). In addition, the Company believes that private label store brands will continue to gain market share within the OTC market.

Generic Versions of HMRI Drugs
The Company's Product Agreement with HC affords the Company the opportunity under specified conditions to distribute and market certain HMRI drug products which HMRI desires to sell in generic form or which become subject to multi-source competition or which HMRI decides to prelaunch in generic version before the relevant patent expires. The Company markets glyburide, the generic version of HMRI's DiaBeta(R); HMRI's micronized glyburide, the therapeutic equivalent of Pharmacia & Upjohn's Glynase(R) and, in the first quarter of 1996, commenced marketing Evalose(R) and Heptalac(R), the generic versions of HMRI's Chronulac(R) and Cephulac(R). (Evalose(R) and Heptalac(R) are purchased from HMRI but are not covered under the Product Agreement.) Additionally, the Company expects to market pentoxifylline, the generic version of HMRI's Trental(R), some time after its patent expiration in 1997.

Non-U.S.  Markets
The Company plans to continue to develop, manufacture and market products for sale outside of the United States through its wholly-owned subsidiary, Copley Pharmaceutical International, Inc. The Company has entered into certain collaborative arrangements in China and certain republics of the former Soviet Union. In addition, the Company sells a limited number of its products internationally through distributors. Refer to Note J of the Notes to Consolidated Financial Statements.

As of March 14, 1997 the Company's products include the following:

------------------------------------------------------------------------------------------------
                                                   Number
                                                   of Dosage
Products                                           Strengths    Brand Name/Company
---------------------------------------------     -----------   --------------------------------
Preparations for Neoplasms, Endocrine System and Metabolic Diseases
-------------------------------------------------------------------
  glyburide tablets                                      3      DiaBeta(R)/HMRI
  hydrocortisone enema suspension                        1      Cortenema(R)/Solvay
  micronized glyburide tablets                           2      GluBate(R)/HMRI
                                                                Glynase(R)/Pharmacia & Upjohn

Anti-Infective Agents
---------------------
  amantadine HCl syrup                                   1      Symmetrel(R)/DuPont Merck
  hydroxychloroquine sulfate tablets                     1      Plaquenil(R)/Sanofi-Winthrop
  mebendazole tablets                                    1      Vermox(R)/Janssen Research
  miconazole nitrate vaginal cream                       1      Monistat(R) 7/Ortho McNeil

Central Nervous System and Sense Organ Drugs
--------------------------------------------
  doxepin HCl oral solution                              1      Sinequan(R)/Pfizer
  ethosuximide syrup                                     1      Zarontin(R)/Parke-Davis
  fluphenazine HCl concentrate oral solution             1      Prolixin(R)/Apothecon
  fluphenazine HCl elixir                                1      Prolixin(R)/Apothecon
  haloperidol oral solution                              1      Haldol(R)/McNeil
  methazolamide tablets                                  2      Neptazane(R)/Storz-Lederle
  naproxen tablets                                       3      Naprosyn(R)/Roche
  prochlorperazine maleate tablets                       2      Compazine(R)/SmithKline Beecham
  thioridazine HCl oral solution                         1      Mellaril(R)/Sandoz
  thiothixene HCl oral solution                          1      Navane(R)/Pfizer
  valproic acid syrup                                    1      Depakene(R)/Abbott
------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------
                                                   Number
                                                   of Dosage
Products                                           Strengths    Brand Name/Company
---------------------------------------------     -----------   -------------------------------------------
Respiratory System Drugs
------------------------
  bromatapp extended release ("ER") tablets              1      Dimetapp Extentabs(R)/Whitehall Robins
  clemastine fumarate syrup                              1      Tavist(R)/Sandoz
  doxylamine succinate tablets                           1      Unisom(R)/Pfizer
  R-tannate pediatric suspension                         1      Rynatan(R)/Wallace
  R-tannate tablets                                      1      Rynatan(R)/Wallace

Vitamins and Nutrients
----------------------
  B-complex vitamins plus tablets                        1      Berocca(R) Plus/Roche
  fluoride tablets                                       1      Luride(R)/Colgate
  multivitamins with fluoride tablets                    2      Poly-Vi-Flor(R) /Mead Johnson
  multivitamins with fluoride & iron tablets             2      Poly-Vi-Flor(R)with Iron/ Mead Johnson
  potassium chloride ER tablets                          1      Slow-K(R)/Summit
  prenatal plus iron tablets                             1      Stuartnatal(R) Plus/Wyeth-Ayerst
  prenatal Rx tablets                                    1      Natalins(R) Rx/Mead Johnson
  prenatal Z tablets                                     1      Zenate(R)/Solvay
  sodium fluoride drops                                  1      Luride(R)/Colgate

Cardiovascular System Drugs
---------------------------
  captopril tablets                                      4      Capoten(R)/Bristol-Myers Squibb
  diltiazem HCl tablets                                  4      Cardizem(R)/HMRI
  guanabenz acetate tablets                              2      Wytensin(R)/Wyeth-Ayerst
  nadolol tablets                                        3      Corgard(R)/Bristol-Myers Squibb
  procainamide HCl ER tablets                            3      Procan(R)SR/Parke-Davis
  quinidine sulfate ER tablets                           1      Quinidex Extentabs(R)/Robins

Skin Preparations
-----------------
  clindamycin phosphate topical solution                 1      Cleocin-T(R)/Pharmacia & Upjohn
  clobetasol propionate cream                            1      Temovate(R)/Glaxo-Wellcome
  clobetasol propionate ointment                         1      Temovate(R)/Glaxo-Wellcome
  lidocaine HCl jelly                                    1      Xylocaine(R)/Astra
  minoxidil topical solution 2% for men                  1      Rogaine(R)/Pharmacia & Upjohn
  silver nitrate solution                                1      silver nitrate

Digestive and Genito-Urinary System Drugs
-----------------------------------------
  cholestyramine powder                                  1      Questran(R)/Bristol-Myers Squibb
  Evalose(R)solution                                     1      Chronulac(R)/HMRI
  Heptalac(R)solution                                    1      Cephulac(R)/HMRI

Oral and Dental Agents
----------------------
  acidulated phosphate fluoride oral rinse               1      Phos-Flur(R)/Colgate

Diagnostic Substances
---------------------
  copper sulfate solution                                1      copper sulfate
-----------------------------------------------------------------------------------------------------------

For the year ended December 31, 1996, preparations for neoplasms, endocrine system and metabolic diseases, anti-infective agents and central nervous system and sense organ drugs accounted for 36.8%, 22.8% and 10.6% of net sales, respectively. Preparations for neoplasms, endocrine system and metabolic diseases, anti-infective agents and respiratory system drugs accounted for 47.0%, 15.5% and 10.6% of net sales, respectively, for the year ended December 31, 1995. Preparations for neoplasms, endocrine system and metabolic diseases, respiratory system drugs and vitamins and nutrients accounted for 44.9%, 15.4% and 12.2% of net sales, respectively, for the eleven-month period ended December 31, 1994. No other single therapeutic category accounted for 10% or more of the Company's net sales during such periods.
   In December 1993, the Company commenced a voluntary recall of certain lots of its 20 ml vials of albuterol sulfate inhalation solution, 0.5% ("albuterol"). In January 1994, the Company expanded its recall to all lots of this product and the FDA assigned a Class I classification to the recall. The Company detected the presence of microbial organisms in tests of certain vials of the product and it was determined, in accordance with FDA policies, that a product recall was appropriate. In connection with the recall, the Company has been served in numerous lawsuits. The Company has also received grand jury subpoenas from the United States Attorney's office in Massachusetts for documents relating to this and other products. Albuterol was not manufactured by the Company after the recall, and in the third quarter of 1995 the Company announced that it would not seek to manufacture this product in the future. This decision was based on a number of factors, including changed market conditions and the availability and cost of future product liability insurance.
   In September 1994, the Company initiated a Class II voluntary recall of its Brompheril(R) OTC extended release antihistamine product due to a lack of assurance that the coating process was conducted in accordance with the manufacturing batch records. The production and shipment of this product have been suspended. The Company has received grand jury subpoenas from the United States Attorney's office in Massachusetts for documents relating to Brompheril(R) and other products. The Company continues to cooperate with the United States Attorney's office and is engaged in ongoing discussions about a possible resolution. Refer to Note L of Notes to Consolidated Financial Statements for further discussion of the United States Attorney's office investigation.

RESEARCH AND DEVELOPMENT
For the years ended December 31, 1996 and 1995, and for the eleven-month period ended December 31, 1994, the Company incurred $13.7 million, $13.3 million and $9.1 million of research and development expenditures, respectively. This level of research and development spending as a percentage of manufacturing net sales exceeds the generic pharmaceutical industry average.
  The  Company's  research  and  development  activities  consist  primarily  of developing new drug products and improving existing products' manufacturing processes. The development of new prescription ANDA products, including formulation, bioequivalence and stability testing and the FDA approval process, averages from two to five years. The costs associated with establishing and operating research and development laboratories for analytic chemistry and formulations, conducting biostudies, complying with FDA procedures, completing scale-up and process development, building modern manufacturing plants and hiring, employing and training technical and scientific staff members have increased in recent years.

STRATEGIC ALTERNATIVES
On October 31, 1996, the Company announced that it had retained Oppenheimer & Co. to evaluate strategic alternatives for the Company, including possible business alliances.

MARKETING AND DISTRIBUTION
The Company markets its products to approximately 300 customers. For the year ended December 31, 1996, 36% of net sales were to drug wholesalers, 35% to retail chains, 19% to multi-source distributors of the Company's prescription drugs, 9% to private label store brand distributors of the Company's OTC products and the remaining 1% to government agencies, hospitals and HMOs. The Company sells its drug products under its own "Copley" label and through private label arrangements with multi-source distributors. For the year ended December 31, 1996, no single customer accounted for 10% or more of the Company's net sales. The Company does not believe that the loss of any one customer would have a material adverse effect on the Company's business or operations.

   Customer service activities are an integral part of the Company's marketing operations. The Company uses its best efforts to maintain adequate inventories, make timely delivery of its products and provide technical and other service support to its customers. The Company has completed the update of its material requirements planning ("MRP") systems which facilitated the reduction of its backlog orders and has enhanced its customer service levels.

BACKLOG ORDERS
The net dollar amount of backlog orders for the Company's products as of December 31, 1996 was approximately $1.0 million as compared with $5.6 million as of December 31, 1995. The Company's backlog orders consist of those orders received by the Company but which the Company was unable to ship by the date requested by its customer. Although these orders are subject to cancellation without penalty, management expects to fill substantially all of such orders within the current fiscal year.

RAW MATERIALS
The raw materials essential to the Company's business are purchased primarily from U.S. distributors of bulk pharmaceutical chemicals manufactured abroad. Arrangements with foreign raw material suppliers are subject to risk, including the applicability of FDA, customs and other United States or foreign governmental statutes, regulations and clearances, the imposition of export and import duties, political and social instability, possible currency fluctuations and restrictions on the transfer of funds. In addition, the European Community regulatory action to extend the exclusivity period of patented pharmaceuticals, which is dependent upon implementation by the member countries, may make it increasingly difficult to obtain certain raw materials prior to the expiration of the applicable European patents. The Company's efforts to develop, to obtain FDA approval for, and to manufacture new products could be delayed if the Company were unable to obtain the necessary raw materials from foreign sources.
  Since the FDA's drug application process requires specification of raw material suppliers, if raw materials from a specified supplier were to become unavailable, the Company would be required to file a supplement to its product filing and revalidate the manufacturing process using the new supplier's materials. This could cause a delay of several months in the manufacture of the drug involved and the consequent loss of potential revenue and market share. The Company attempts to specify two raw material suppliers in all drug applications when a second source has been identified.

PERSONNEL
As of February 28, 1997, the Company had 473 full-time and 8 part-time employees. Of these, 77 were involved in research and development, 210 in production, 85 in quality affairs, 23 were in sales and marketing, 42 in administration and 44 in facilities maintenance and engineering.

COMPETITION
The Company competes with the original manufacturers of brand-name drugs that continue to be produced after patent expirations, brand-name pharmaceutical companies that manufacture generic drugs, other generic manufacturers and manufacturers of therapeutically similar drugs that may compete with the Company's drugs. The principal competitive factors in the generic pharmaceutical industry are the ability to introduce equivalents of brand-name drugs promptly after patent expiration, price, product quality, breadth of product line, customer service and reputation.
  A number of the Company's competitors, including generic divisions and subsidiaries of large brand-name pharmaceutical companies, have substantially greater resources to devote to product development, manufacturing and marketing than the Company. The industry is characterized by rapid technological advances and by the frequent introduction of new products. The Company's competitors may develop their products more rapidly or complete the regulatory approval process sooner, and therefore market their products earlier. New drugs, future developments in alternative drug delivery technologies or other therapeutic techniques may provide therapeutic or cost advantages to competing products.
  Some brand-name competitors try to prevent or discourage the use of generic equivalents through litigation and negative public relations campaigns. Some brand-name competitors have bundled the sale of generic and patented products and also have introduced generic versions of their own branded products prior to the expiration of the patents for such drugs, which have resulted in a greater market share for these companies following expiration of the applicable patents.
   The Company is witnessing a consolidation of its customers, as chain drug stores and wholesalers merge or consolidate. In addition, a number of the Company's customers have instituted source programs which limit the number of suppliers of generic pharmaceutical products carried by that customer. As a result of these developments, there is heightened competition among generic drug producers for the business of this smaller and more selective customer base.

GOVERNMENT REGULATION
All pharmaceutical manufacturers are subject to extensive regulation by the federal government, principally the FDA and, to a lesser extent, by state and local governments. The Federal Food, Drug and Cosmetic Act and other federal statutes and regulations govern or influence the testing, manufacture, safety, labeling, storage, recordkeeping, approval, advertising, promotion, sale and distribution of pharmaceutical products. Noncompliance with applicable requirements can result in fines, recall or seizure of products, total or partial suspension of production and/or distribution, refusal of the government to enter into supply contracts or to approve New Drug Applications ("NDA") or ANDAs, and criminal prosecution. The FDA also has the authority to revoke previously granted drug approvals. Changes in FDA procedures have increased the time and expense involved in obtaining ANDA approvals and in complying with the FDA's current Good Manufacturing Practice ("cGMP") standards. The ANDA drug development and approval process now averages approximately two to five years.
   FDA approval is required before each dosage form of any new drug can be marketed. Applications for FDA approval must contain information relating to bioequivalency, product formulation, raw material suppliers, stability, manufacturing processes, packaging, labeling and quality control. FDA procedures require full-scale manufacturing equipment to be used to produce test batches for FDA approval. Validation of manufacturing processes by the FDA also is required before a Company can market new products. The FDA conducts pre- and
post-approval  reviews  and  plant   inspections  to  implement  these  rules.
Supplemental filings for approval to transfer products from one manufacturing site to another may be under review for a year or more, and certain products may only be approved for transfer if new bioequivalency studies are done. The FDA also has increased the number of regular inspections to determine compliance with its cGMP standards.
  The Hatch-Waxman Act of 1984 extended the established abbreviated application procedure for obtaining FDA approval for generic forms of brand-name drugs originally marketed before 1962 which are off-patent or whose market exclusivity has expired. This act also provides market exclusivity provisions which could preclude the submission or delay the approval of a competing ANDA. One such provision allows a five-year market exclusivity period for NDAs involving new chemical compounds and a three-year market exclusivity period for new drug applications (including different dosage forms) containing new clinical investigations essential to the approval of the application. The market exclusivity provisions apply equally to patented and nonpatented drug products. Another provision may extend patents for up to five years as compensation for reduction of the effective life of the patent as a result of time spent by the FDA reviewing a drug application. Patents may also be extended pursuant to the terms of the Uruguay Round Agreements Act.
  The Generic Drug Enforcement Act of 1992 establishes penalties for wrongdoing in connection with the development or submission of an ANDA by authorizing the FDA to permanently or temporarily debar companies or individuals from submitting or assisting in the submission of an ANDA, and to temporarily deny approval and suspend applications to market multi-source drugs. The FDA may suspend the distribution of all drugs approved or developed in connection with certain wrongful conduct and also has authority to withdraw approval of an ANDA under certain circumstances. The FDA can also significantly delay the approval of a pending NDA or ANDA under its "Fraud, Untrue Statements of Material Facts, Bribery, and Illegal Gratuities Policy." Manufacturers of drugs must also comply with the FDA's cGMP standards or risk sanctions such as the suspension of manufacturing or the seizure of drug products and the FDA's refusal to approve additional ANDAs.
  Products marketed outside the United States which are manufactured in the United States are subject to various export statutes and regulations, as well as regulation by the country in which the products are to be sold.
  Medicaid, Medicare and other reimbursement legislation or programs govern reimbursement levels, including requiring that all pharmaceutical manufacturers rebate to individual states a percentage of their revenues arising from
Medicaid-reimbursed drug sales. The required rebate for generic drug manufacturers is currently 11% of average net sales price for products marketed under ANDAs. For products marketed under NDAs, manufacturers are required to rebate the greater of 15.1% of average net sales price or, the difference between average net sales price and the lowest net sales price during a specified period. The Company believes that the federal and/or state governments may continue to enact measures in the future aimed at reducing the cost of drugs to the public. The Company cannot predict the nature of such measures or their impact on the Company's profitability.
   The Company is also governed by federal, state and local laws of general applicability, such as laws regulating working conditions. In addition, the Company is subject, as are manufacturers generally, to various federal, state and local environmental protection laws and regulations, including those governing the discharge of material into the environment. Compliance with such environmental provisions is not expected to have a material effect on the earnings, cash requirements or competitive position of the Company in the foreseeable future. However, no assurance can be given that changes to or compliance with such environmental provisions will not have a material effect on the Company's earnings, cash requirements or competitive position.

                               ITEM 2: PROPERTIES

The Company operates three facilities in the Greater Boston area, including a 251,000 square foot manufacturing facility in Canton, Massachusetts, which houses research and development, regulatory and quality affairs, production and corporate offices. The Canton facility is owned by the Company, which financed its initial acquisition and construction through the issuance of Industrial
Development Revenue Bonds, and is subject to a lien in favor of a commercial lender. See Note G of the Notes to Consolidated Financial Statements. The Company owns and operates a 12,000 square foot manufacturing site in South Boston. The Company entered into a five-year lease with a five-year renewal option for a 68,000 square foot warehousing and distribution facility in Dedham, Massachusetts. During the fourth quarter of 1996, the Company, as part of its restructuring efforts, consolidated its leased warehousing and distribution facilities into this newly leased warehouse in Dedham, Massachusetts.
Additionally, the Company consolidated a packaging site and administrative office space from leased facilities to its Canton facility.

During  the  year  ended  December  31,  1996,  the  Company   incurred  capital
expenditures of approximately $12,000 relating to environmental enhancements to its waste water treatment equipment.

                            ITEM 3: LEGAL PROCEEDINGS

The information required under this item is incorporated herein by reference to the Company's Note L of the Notes to Consolidated Financial Statements contained in this document on pages 28 - 30.


                                     PART II

                   ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF
                                 SECURITYHOLDERS

No matters were submitted to a vote of securityholders during the last three months of the Company's year ended December 31, 1996.

                ITEM 5: MARKET FOR REGISTRANT'S COMMON EQUITY AND
                           RELATED SHAREHOLDER MATTERS

The Company's common stock is quoted on the Nasdaq National Market under the symbol "CPLY." The following table sets forth the range of quarterly high and low bid information for the common stock for the years ended December 31, 1995 and 1996:

Year Ended December 31, 1995                                High        Low
--------------------------------------------------------------------------------
First Quarter                                              $18.75    $13.00
Second Quarter                                              21.25     14.50
Third Quarter                                               21.25     17.50
Fourth Quarter                                              19.25     13.25

Year Ended December 31, 1996                                 High       Low
--------------------------------------------------------------------------------
First Quarter                                              $20.25    $13.25
Second Quarter                                              18.75     13.25
Third Quarter                                               14.25      9.50
Fourth Quarter                                              15.50      8.75


As of March 14, 1997, there were approximately 275 shareholders of record and at least 4,300 beneficial holders. The Company has never paid cash dividends on its common stock. The agreement governing the Company's long-term indebtedness contains prohibitions on the payment of cash dividends and, as a result, the Company has no intention of paying dividends in the foreseeable future.

                         ITEM 6: SELECTED FINANCIAL DATA

The information set forth below should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the Consolidated Financial Statements and Notes thereto included in this Report on Form 10-K. The Consolidated Statements of Operations Data for the years ended December 31, 1996 and 1995, the eleven-month period ended December 31, 1994, and the fiscal years ended January 31, 1994 and 1993 are derived from audited consolidated financial statements. The Consolidated Statement of Operations Data for the year ended December 31, 1994 is unaudited and is presented solely for comparative purposes.

                                                                                          Eleven-month
                                                                                          period ended
                                                       Years ended December 31,           December 31,      Years ended January 31,
                                           -----------------------------------------      ------------      -----------------------
(In thousands, except per share data)           1996            1995            1994           1994           1994           1993
------------------------------------------------------------------------------------------------------------------------------------
Statement of Operations Data:
Net sales                                  $ 123,461       $ 142,158       $ 120,348(c)   $ 113,973(c)   $  86,268      $  51,981
Gross profit                                  29,430          41,269(b)       52,177         48,318         48,895         32,475
Operating expenses:
  Research and development                    13,682          13,299           9,938          9,057          8,115          8,634
  Selling, general and administrative         19,635(a)       16,324          15,319         14,170         11,454          7,660
  Recall related and litigation               12,343          17,830           4,691          2,766          4,925             --
Income (loss) from operations                (16,230)         (6,184)         22,229         22,325         24,401         16,181
Net income (loss)                            (12,673)(a)      (2,543)(b)      15,109(c)      15,007(c)       6,370(d)      12,334(e)
Fully diluted net income (loss)
  per share                                $   (0.66)(a)   $    (.13)(b)   $     .78(c)   $     .78(c)   $     .34(d)   $     .79(e)
Fully diluted weighted average
  common shares outstanding                   19,081          18,977          19,309         19,273         18,536         16,074
Balance Sheet Data:
Working capital                            $  48,179       $  59,365       $  56,704      $  56,704      $  55,444      $  40,336
Total assets                                 151,727         155,245         152,662        152,662        126,985         85,099
Long-term debt                                 5,100           5,400           5,700          5,700          6,000          6,300
Total shareholders' equity                   100,131         112,524         112,683        112,683         98,588         64,747

(a) Includes   $3.5 million ($2.1 million after   taxes;   $0.11  per  share)  of restructuring expenses.
(b) Includes  $2.5 million  ($1.5 million  after taxes;  $0.08 per share) of albuterol materials inventory  write-offs incurred as a result of the Company's decision not to reintroduce this product.
(c) Includes approximately $2.0 million ($1.2 million after taxes; $0.06 per share) of higher than anticipated albuterol product returns.
(d) Includes  $7.9 million  ($7.3 million after taxes;  $0.40 per share) of litigation settlement expense and $4.9 million ($2.9 million after taxes; $0.16 per share) of expenses associated with the HC tender offer.
(e) Includes income from settlement of litigation of $3.0 million ($1.8 million after taxes; $0.11 per share).

                 ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
Overview: The Company reported a net loss of $12.7 million or $0.66 per share for the year ended December 31, 1996. Excluding product recall, other litigation and restructure related items, the net loss would have been $0.1 million or $0.01 per share. The Company experienced substantial increases in sales volumes of certain existing products, launched seven new products and recognized cost reductions resulting from improvements in manufacturing processes and inventory management during 1996. However, significant price erosion, particularly on glyburide, the Company's major distributed product, continued to offset these improvements and resulted in a 13.2% decrease in net sales over 1995 net sales and a reduced gross margin of 23.8% of net sales compared to 29.0% of net sales a year earlier. Key events during 1996 included:

o The receipt of FDA approval for six ANDAs and the submission of eight new ANDAs, bringing the total awaiting approval to seventeen.
o The launching of seven new products during the year: prochlorperazine maleate tablets, cholestyramine powder, minoxidil topical solution 2% for men, nadolol tablets, captopril tablets, Evalose(R) and Heptalac(R).
o The reorganization of management to meet the current and future needs of the Company.
o The completion of restructuring efforts to consolidate warehouse, manufacturing and office sites as well as to write-off underutilized and idle equipment.
o The retention of Oppenheimer & Co., Inc. to evaluate strategic alternatives for the Company, including possible business alliances.

NET SALES

                                                                     (Unaudited)  Eleven-month
                               Year ended             Year ended     Year ended   period ended
                              December 31,           December 31,   December 31,   December 31,
(In millions)                        1996   Change          1995           1994           1994
----------------------------------------------------------------------------------------------
Manufactured products             $  79.2      3.8%      $  76.3        $  70.2        $  63.9
Distributed products                 44.3    (32.8%)        65.9           50.1           50.1
                                  ------------------------------------------------------------
  Net sales                        $123.5    (13.2%)     $ 142.2        $ 120.3        $ 114.0

Net sales for 1996 were $123.5 million, a decrease of 13.2% from 1995 net sales of $142.2 million. Increases in volumes of existing products combined with the launches of seven new products were insufficient to offset declining prices, principally for glyburide, the Company's major distributed product. This price erosion is expected to continue in 1997 as competing products continue to be launched by other manufacturers and as customers consolidate their supplier base.
   The Company introduced five new manufactured products and two new distributed products for a total of seven new products during 1996. The five new manufactured products were: prochlorperazine maleate tablets, the off-patent version of SmithKline Beecham's Compazine(R); cholestyramine powder, the off-patent version of Bristol-Myers Squibb's Questran(R); minoxidil topical solution 2% for men, the off-patent version of Pharmacia & Upjohn's Rogaine(R); nadolol tablets, the off-patent version of Bristol-Myers Squibb's Corgard(R); and captopril tablets, the off-patent version of Bristol-Myers Squibb's Capoten(R). The new distributed products were lactulose solutions, known as Evalose(R) (laxative) and Heptalac(R) (ammonia detoxification), the off-patent versions of HMRI's Chronulac(R) and Cephulac(R).
   During the year ended December 31, 1995 the Company's net sales increased 18.2% to $142.2 million from $120.3 million for the year ended December 31, 1994. The increase in net sales was the result of new product introductions and occurred despite significant price erosion on the Company's primary distributed product, glyburide.

GROSS PROFIT

                                                                             (Unaudited)  Eleven-month
                                        Year ended             Year ended     Year ended   period ended
                                       December 31,           December 31,   December 31,   December 31,
(In millions)                                 1996   Change          1995           1994           1994
----------------------------------------------------------------------------------------------------------
Manufactured products                        $15.0    (17.6%)       $18.2          $34.3          $30.4
As a % of manufactured products net sales     18.9%                  23.8%          48.9%          47.6%
                                             -------------------------------------------------------------
Distributed products                         $14.4    (37.7%)       $23.1          $17.9          $17.9
As a % of distributed products net sales      32.5%                  35.0%          35.7%          35.7%
                                             -------------------------------------------------------------
Gross profit                                 $29.4    (28.8%)       $41.3          $52.2          $48.3
As a % of net sales                           23.8%                  29.0%          43.4%          42.4%
                                             -------------------------------------------------------------

The Company's gross profit decreased to $29.4 million, or 23.8% of net sales, for the year ended December 31, 1996 as compared to $41.3 million, or 29.0% of net sales, for the same period in 1995. The decrease was primarily due to the continued price erosion on the Company's products partially offset by cost reductions resulting from improvements in manufacturing processes and inventory management.
  Distributed products contributed $14.4 million, or 49%, to the Company's total gross profit during 1996 versus $23.1 million, or 56%, a year earlier. Glyburide and micronized glyburide are marketed by the Company and manufactured by HMRI under contracts with HMRI. Refer to Note J of the Notes to Consolidated Financial Statements for further discussion of this arrangement. In order to assure continuity of supply under a variety of circumstances and to provide other competitive benefits, the Company has agreed to renegotiate the distribution contracts relating to glyburide and micronized glyburide; as a result, the profit contribution of these products likely may decrease in the future.
  During 1995, the Company's gross margin decreased to 29.0% from 43.4% for the same period in 1994 due to increased write-offs of obsolete inventory, the significant rise in product liability insurance premiums, the increase in manufacturing capacity without a comparable increase in volume and narrowing margins due to price erosion on the Company's products. The inventory write-offs resulted primarily from normal Company operations and management's decision not to reintroduce albuterol sulfate inhalation solution, 0.5%.

OPERATING EXPENSES

                                                                             (Unaudited)  Eleven-month
                                        Year ended             Year ended     Year ended   period ended
                                       December 31,           December 31,   December 31,   December 31,
(In millions)                                 1996   Change          1995           1994           1994
----------------------------------------------------------------------------------------------------------
Research and development                     $13.7      3.0%        $13.3          $ 9.9          $ 9.1
As a % of manufactured products net sales     17.3%                  17.4%          14.1%          14.2%
                                             -------------------------------------------------------------
Selling, marketing and distribution          $ 6.4     18.5%        $ 5.4          $ 4.4          $ 4.1
As a % of net sales                            5.2%                   3.8%           3.7%           3.6%
                                             -------------------------------------------------------------
General and administrative                   $ 9.7    (11.0%)       $10.9          $10.9          $10.1
As a % of net sales                            7.9%                   7.7%           9.0%           8.9%
                                             -------------------------------------------------------------
Recall related and litigation                $12.3    (30.9%)       $17.8          $ 4.7          $ 2.8
As a % of net sales                           10.0%                  12.5%           3.9%           2.5%
                                             -------------------------------------------------------------
Restructuring                                $ 3.5        -             -              -              -
As a % of net sales                            2.8%
                                             -------------------------------------------------------------

Research and development expenses increased 3.0% to $13.7 million for the year ended December 31, 1996 as compared to the same period in 1995. The Company filed eight new ANDAs with the FDA during 1996 bringing its total ANDAs on file with the FDA to seventeen. During 1995, research and development spending increased 34.3% to $13.3 million when compared to the year ended December 31, 1994. This increase resulted from the significant costs incurred in validating new products, and further investments in research, development and product validation made by the Company during 1995.
  Selling, marketing and distribution expenses increased 18.5% to $6.4 million from $5.4 million a year earlier. The increase was primarily attributable to higher advertising and promotional expenses resulting from the intensified competitive environment. During 1995, selling, marketing and distribution expenses increased 22.7% from $4.4 million a year earlier due to increased advertising and promotional expenses.
  General and administrative expenses decreased 11.0% to $9.7 million as compared to $10.9 million a year earlier. The decrease is primarily attributable to overall cost-cutting measures partially offset by charges recorded as a result of a major customer's filing for bankruptcy protection.
   Recall related and litigation expenses for 1996 totaled $12.3 million and consisted principally of an increase in contingency reserves reflecting changes in estimates of the Company's exposure in its various outstanding legal proceedings. Recall related and litigation expenses for 1995 totaled $17.8 million and included the following: the Company's required contribution to the Albuterol Settlement Trust Fund of $7.35 million; $2.9 million loss on disposal of albuterol-related equipment; $2.75 million of costs to settle the shareholder class action litigation; establishment of a $1.1 million reserve for currently outstanding albuterol-related product liability cases outside of the Albuterol Settlement Trust Fund; and $3.7 million of litigation expenses incurred by the Company for representation in its various legal proceedings. Refer to Note L of the Notes to Consolidated Financial Statements for a further discussion of outstanding litigation. Recall related and litigation expenses for the period ended December 31, 1994 were comprised of costs associated with the Company's recall of albuterol and Brompheril(R).
  During the fourth quarter of 1996, the Company recorded a $3.5 million pre-tax restructuring charge related to the consolidation of warehouse, manufacturing and office sites as well as the write-off of underutilized and idle equipment and, to a lesser extent, reductions in the labor force.

INTEREST AND OTHER INCOME (EXPENSE)

                                                                 (Unaudited)   Eleven-month
                                   Year ended     Year ended     Year ended    period ended
                                  December 31,   December 31,   December 31,    December 31,
(In thousands)                           1996           1995           1994            1994
---------------------------------------------------------------------------------------------
Interest and other investment income   $  723         $1,089         $1,675          $1,557

Interest expense                       $ (241)        $ (285)        $ (248)         $ (226)

Other income (expense), net            $ (144)        $ (175)        $   87          $  104


Interest and other investment income decreased $366,000 during 1996 to $723,000 as compared to $1.1 million a year earlier. The decrease was primarily attributable to decreased average cash available to invest. During 1995, interest and other investment income, net of realized losses of $383,000, decreased approximately $600,000 to $1.1 million as compared to $1.7 million in 1994 due to the liquidation of substantially all of the Company's long-term investment portfolio that resulted in reduced investment earnings. Refer to Note C of the Notes to Consolidated Financial Statements for more information regarding the transfer of securities.
  Other income (expense) of $(144,000) for the year ended December 31, 1996 included an approximate $1.0 million settlement of an insurance claim related to prior years' litigation offset by expenses incurred in connection with the evaluation of a possible business consolidation which the Company has decided not to pursue at this time.

TAXES AND NET INCOME (LOSS)

                                                                 (Unaudited)   Eleven-month
                                   Year ended     Year ended     Year ended    period ended
                                  December 31,   December 31,   December 31,    December 31,
(In thousands)                           1996           1995           1994            1994
---------------------------------------------------------------------------------------------
Income tax expense (benefit)          $  (3.2)        $ (3.0)        $ 8.6           $ 8.8

Effective tax rate                      (20.3%)        (54.2%)        36.4%           36.8%

Net income (loss)                     $ (12.7)        $ (2.5)        $15.1           $15.0


The effective tax rate for 1996 increased when compared to the effective tax rate for the same period in 1995 due primarily to the non-deductible nature of certain recall related and litigation expenses. The effective tax rate for 1995 decreased due to the decline in profitability.

   For the year ended December 31, 1996, the Company reported a net loss of $12.7 million, or $0.66 per share, compared to 1995's loss of $2.5 million, or $0.13 per share. Excluding product recall, other litigation, and restructure related items, the net loss would have been $0.1 million, or $0.01 per share. For the year ended December 31, 1995 the Company reported a net loss of $2.5 million versus net income of $15.1 million for the same period in 1994. Net income for the year 1995 restated to exclude recall and other litigation related items would have been $8.2 million or $0.43 per share. The unusual and significant expenses incurred during 1995 relating to the settlement and defense of various litigations, the Company's increased insurance premiums, the decision not to reintroduce albuterol, and the underutilization of the Company's new manufacturing facility were the primary causes of the decrease in profitability.

RISK FACTORS AND FUTURE TRENDS
The Company's future results of operations depend on its ability to obtain FDA approval of ANDAs for its new products, its ability to procure a continuous supply of raw materials, to validate its manufacturing processes used to produce consistent test batches for FDA approval and to receive continued customer acceptance of its products. Raw materials are generally available from several sources; however, this may not always be the case. Since the federal drug application process requires specification of raw material suppliers, if raw materials from specified suppliers become unavailable, the Company would be required to file a supplement to its product filing and revalidate the manufacturing process using a new supplier's materials. This could cause a delay of several months in the manufacture of the drug involved and the consequent loss of potential revenue and market share. Additionally, there is often a time lag, sometimes significant, between the receipt of ANDA approval and the actual marketing of the approved product due to this validation process. With the establishment of a specialized technical and validation services group in the latter part of 1995, the Company has substantially improved its validation process.
  The Company's future results of operations also may be affected by a variety of additional factors consistent with the nature of its business, including, but not limited to, changes in the intensity of competition affecting the Company's products and customers. Multi-source products with limited competition are generally sold at higher prices, resulting in relatively high gross margins. As competition increases, selling prices and gross margins can decline dramatically and impair overall profitability. The Company is witnessing brand-name competitors bundling the sale of generic and patented products as well as introducing generic versions of their own branded products prior to the expiration of the patents for such drugs, which is resulting in an increasing market share for these brand-name competitors. The Company also has witnessed a consolidation of its customers, as chain drug stores and wholesalers merge or consolidate. Additionally, a number of the Company's customers have instituted source programs which limit the number of suppliers of generic pharmaceutical products. Management expects these trends and the resultant price erosion to continue throughout 1997. The Company will need to provide a continuous stream of new products and maintain its strong customer relations to offset these competitive pressures.
  The Company's gross margin continues to be depressed by the underutilization of its manufacturing facility. During 1996, the Company increased its volume of manufactured products; however, significant increases are still needed to absorb the substantial overhead. The Company, through its restructuring of operations undertaken in the fourth quarter of 1996, consolidated some of its facilities in an attempt to streamline its operations and reduce its overhead. It is anticipated that the Company's gross margin will continue to be depressed by the underutilization of its manufacturing facility during 1997 and until such time as the volume of manufactured products increases significantly.
  Continuing compliance with FDA cGMP standards and applicable environmental regulations will also affect the Company's future results of operations.
Significant investments which increase the Company's overhead need to be made from time to time to maintain the required infrastructure to comply with the FDA cGMP standards.
  The Company has announced that it retained Oppenheimer & Co. to evaluate strategic alternatives including possible business alliances. Pursuing these strategic alternatives could divert management's attention and could result in significant costs to the Company.
   The ongoing grand jury investigation, albuterol related litigation and various other legal matters remain unresolved. Refer to Note L of the Notes to Consolidated Financial Statements for further discussion. Although the Company has established reserves as of December 31, 1996 it believed appropriate for these matters, the final outcome may exceed the estimates used in establishing those reserves and may have a material adverse effect on the Company's financial condition, liquidity and results of operations.

CAPITAL RESOURCES AND LIQUIDITY
                                                      December 31,  December 31,
(In millions)                                                1996          1995
--------------------------------------------------------------------------------
Cash and short-term investments                           $  29.7       $  25.0
Working capital                                              48.2          59.4
Long-term debt                                                5.1           5.4
Shareholders' equity                                        100.1         112.5


WORKING CAPITAL
The Company's combined cash and short-term investments were $29.7 million as of December 31, 1996 compared to $25.0 million a year earlier. The $4.7 million increase primarily reflects $16.1 million of cash generated from operations during 1996 offset by $8.4 million of planned capital expenditures and $2.3 million of investments in unconsolidated affiliates. The $16.1 million of cash provided by operating activities primarily resulted from a $6.4 million decrease in accounts receivable, $3.3 million of negotiated insurance recoveries, and $5.1 million of net tax refunds.
  During 1996, the Company spent $8.4 million for machinery and equipment acquisitions and facility enhancements primarily related to the development and manufacturing of new products. During the year ended December 31, 1995, the Company spent $21.1 million for capital expenditures which included the $1.9 million buy-out of substantially all of its leased manufacturing and research and development equipment and the acquisition of parcels of land adjacent to the Canton, Massachusetts manufacturing facility. During the eleven-month period ended December 31, 1994, the Company spent $4.6 million to complete the expansion of the Canton, Massachusetts plant, in addition to $11.4 million of machinery and equipment acquisitions and facility enhancements to the Company's existing manufacturing locations. Additions in all years were made from the cash generated from operations without incurring additional borrowings. The Company anticipates spending less than $5.0 million for machinery and equipment acquisitions and facility enhancements during the year ending December 31, 1997.

LIQUIDITY
On July 31, 1996, the Company amended its working capital line of credit agreement to increase its maximum borrowing capacity from $20.0 million to $30.0 million. At December 31, 1996 the Company had $17.1 million in stand-by letters of credit related to the Albuterol Settlement Trust Fund outstanding under this working capital line of credit agreement. These stand-by letters of credit were obtained by the Company pursuant to the requirements of the Albuterol Settlement Trust Fund to cover its uninsured obligation. Recourse to the letters of credit is contingent upon the number of claims filed within certain categories and will not occur until all claims are processed and settlement amounts are recommended by the Special Master. Refer to Note L of the Notes to Consolidated Financial Statements for further discussion of the Settlement Agreement. The Company continues to make annual payments of $300,000 on its outstanding Industrial Development Revenue Bonds ("the Bonds"), which are due in 2014. These Bonds are secured by a letter of credit agreement. Subsequent to year end, the Company received from its lender waivers to its credit agreements with respect to one of its financial covenants related to profitability, effective December 31, 1996. There can be no assurance that the Company will not require additional waivers in the future or, if required, that the lender will grant them. In the event that the Company is unable to obtain future waivers, if needed, the Company's debt would be reclassified as short-term debt and the Company could lose its availability to cash under its line of credit.
   The Company believes that its current cash resources, cash generated from operations and the amount available under its amended working capital line of credit will be sufficient to meet its anticipated operating needs for the next twelve months. However, there can be no assurance that events in the future will not require the Company to seek additional capital sooner or, if so required, that such capital will be available at terms favorable or acceptable to the Company, if at all.

RECENT ACCOUNTING DEVELOPMENTS
In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 128 "Earnings per share." This statement replaces the presentation of primary earnings per share ("EPS") with a presentation of basic EPS which excludes dilution. This statement requires dual presentation of basic and diluted EPS as well as a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. This statement is effective for financial statements issued for periods ending after December 15, 1997 and requires restatement of all prior-period EPS data presented. Earlier application is not permitted.

                  ITEM 8: CONSOLIDATED FINANCIAL STATEMENTS AND
                               SUPPLEMENTARY DATA

                           COPLEY PHARMACEUTICAL, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                                            December 31, December 31,
(In thousands, except share data)                                                  1996         1995
-------------------------------------------------------------------------------------------------------
Assets
Current assets:
  Cash and cash equivalents                                                   $  15,974    $  18,950
  Trading securities                                                                 --          950
  Available-for-sale securities                                                  13,757        5,147
  Accounts receivable, trade, net of allowances for doubtful accounts
    of $500 and $500, respectively                                               26,963       32,639
  Accounts receivable, related party                                                 61          826
  Inventories                                                                    27,131       27,226
  Current deferred tax assets                                                     6,548        2,900
  Prepaid income taxes                                                               --        3,259
  Other current assets                                                            4,241        4,789
                                                                              ----------------------
    Total current assets                                                         94,675       96,686
                                                                              ----------------------
Property, plant and equipment, net                                               52,355       55,724
Deferred tax assets                                                                 215        1,484
Other assets                                                                      4,482        1,351
                                                                              ----------------------
Total assets                                                                  $ 151,727    $ 155,245
                                                                              ----------------------
Liabilities and Shareholders' Equity
Current liabilities:
  Accounts payable, trade                                                     $   6,360    $   8,301
  Accounts payable, related party                                                10,948       11,191
  Current portion of long-term debt                                                 300          300
  Accrued compensation and benefits                                               1,398        2,003
  Accrued rebates                                                                 6,908        7,980
  Accrued income taxes                                                              883           --
  Accrued recall related and litigation expenses                                 17,839        4,767
  Accrued expenses                                                                1,860        2,779
                                                                              ----------------------
    Total current liabilities                                                    46,496       37,321
                                                                              ----------------------
Long-term debt                                                                    5,100        5,400
Commitments and contingencies (Note L)
Shareholders' equity:
  Preferred stock, $.01 par value; authorized 3,000,000 shares; none issued          --           --
  Common stock, $.01 par value; authorized 60,000,000 shares;
    issued 25,370,745 shares                                                        254          254
  Additional paid-in capital                                                     77,875       77,505
  Unrealized holding gain on available-for-sale securities                           --          108
  Retained earnings                                                              34,569       47,242
  Treasury stock, at cost, 6,266,258 and 6,307,045 shares
    outstanding, respectively                                                   (12,567)     (12,585)
                                                                              ----------------------
    Total shareholders' equity                                                  100,131      112,524
                                                                              ----------------------
Total liabilities and shareholders' equity                                    $ 151,727    $ 155,245
                                                                              ----------------------

The accompanying notes are an integral part of these consolidated financial statements.

                           COPLEY PHARMACEUTICAL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                               Eleven-month
                                             Year ended        Year ended      period ended
                                            December 31,      December 31,      December 31,
(In thousands, except per share data)              1996              1995              1994
---------------------------------------------------------------------------------------------
Net sales:
  Manufactured products                       $  79,201         $  76,279         $  63,876
  Distributed products                           44,260            65,879            50,097
                                              ---------------------------------------------
    Net sales                                   123,461           142,158           113,973
                                              ---------------------------------------------
Cost of goods sold:
  Manufactured products                          64,233            58,104            33,703
  Distributed products                           29,798            42,785            31,952
                                              ---------------------------------------------
    Cost of goods sold                           94,031           100,889            65,655
                                              ---------------------------------------------
      Gross profit                               29,430            41,269            48,318
                                              ---------------------------------------------
Operating expenses:
  Research and development                       13,682            13,299             9,057
  Selling, marketing and distribution             6,388             5,384             4,093
  General and administrative                      9,721            10,940            10,077
  Recall related and litigation                  12,343            17,830             2,766
  Restructuring                                   3,526                --                --
                                              ---------------------------------------------
    Income (loss) from operations               (16,230)           (6,184)           22,325
                                              ---------------------------------------------

Interest and other investment income                723             1,089             1,557
Interest expense                                   (241)             (285)             (226)
Other income (expense), net                        (144)             (175)              104
                                              ---------------------------------------------
    Income (loss) before income taxes           (15,892)           (5,555)           23,760
Provision (benefit) for income taxes             (3,219)           (3,012)            8,753
                                              ---------------------------------------------
Net income (loss)                             $ (12,673)        $  (2,543)        $  15,007
                                              ---------------------------------------------
Weighted average common shares outstanding:
  Primary                                        19,081            18,977            19,273
  Fully diluted                                  19,081            18,977            19,273

Earnings (loss) per share:
  Primary                                     $   (0.66)        $   (0.13)        $    0.78
  Fully diluted                                   (0.66)            (0.13)             0.78

The accompanying notes are an integral part of these consolidated financial statements.

                           COPLEY PHARMACEUTICAL, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


               For the eleven-month period ended December 31, 1994 and for the years ended December 31, 1995 and 1996

                                                        Additional                Unrealized                               Total
                                       Common Stock        Paid-In     Retained      Holding      Treasury Stock    Shareholders'
(In thousands)                      Shares      Amount     Capital     Earnings    Gain(Loss)   Shares       Amount       Equity
------------------------------------------------------------------------------------------------------------------------------------
Balance, January 31, 1994           25,371   $     254   $  76,281    $  34,778    $      --     6,612    $ (12,725)   $  98,588
Net income  (loss)                      --          --          --       15,007           --        --           --       15,007
Adjustment to beginning
  balance for change in
  accounting principle, net
  of taxes of $425                      --          --          --           --          622        --           --          622
Acquisition of treasury
  stock by Employee Stock
  Purchase Plan                         --          --         308           --           --       (13)           5          313
Stock option exercises                  --          --          29           --           --        (1)           1           30
Tax benefit from stock
  option exercises                      --          --         191           --           --        --           --          191
Change in unrealized
  holding gain (loss) on
  available-for-sale securities         --          --          --           --       (2,068)       --           --       (2,068)
                                    ------------------------------------------------------------------------------------------------

Balance, December 31, 1994          25,371         254      76,809       49,785       (1,446)    6,598      (12,719)     112,683
Net income (loss)                       --          --          --       (2,543)          --        --           --       (2,543)
Acquisition of treasury
  stock by Employee Stock
  Purchase Plan                         --          --         290           --           --       (23)          11          301
Stock option exercises                  --          --         221           --           --      (268)         123          344
Tax benefit from stock
  option exercises                      --          --         185           --           --        --           --          185
Change in unrealized
  holding gain (loss) on
  available-for-sale securities         --          --          --          --         1,554        --           --        1,554
                                    ------------------------------------------------------------------------------------------------

Balance, December 31, 1995          25,371         254      77,505       47,242          108     6,307      (12,585)     112,524
Net income (loss)                       --          --          --      (12,673)          --        --           --      (12,673)
Acquisition of treasury
  stock by Employee Stock
  Purchase Plan                         --          --         295           --           --       (25)          11          306
Stock option exercises                  --          --          (5)          --           --       (16)           7            2
Tax benefit from stock
  option exercises                      --          --          80           --           --        --           --           80
Change in unrealized
  holding gain (loss) on
  available-for-sale securities         --          --          --           --         (108)       --           --         (108)
                                    ------------------------------------------------------------------------------------------------

Balance, December 31, 1996          25,371   $     254   $  77,875    $  34,569    $      --     6,266    $ (12,567)   $ 100,131
                                    ------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

                           COPLEY PHARMACEUTICAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                 Eleven-month
                                                               Year ended        Year ended      period ended
                                                              December 31,      December 31,      December 31,
(In thousands)                                                       1996              1995              1994
---------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income (loss)                                              $(12,673)         $ (2,543)         $ 15,007
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
    Depreciation and amortization                                   7,092             5,775             3,404
    Realized losses on disposals of assets                          4,795             3,025                 7
    Deferred income taxes                                          (2,379)           (1,398)            3,203
    Tax benefit from stock option exercises                            80               185               191
    Provision for doubtful accounts                                   696                --               250
    Proceeds from sales of trading securities                         601                --                --
    Equity in loss (earnings) of unconsolidated affiliates             54                --                --
  Changes in operating assets and liabilities:
    Decrease (increase) in accounts receivable                      5,745            (6,680)           (7,602)
    Decrease (increase) in inventories                                 95            11,236           (14,110)
    Decrease (increase) in other current assets                       548            (1,885)            2,125
    Decrease (increase) in other assets                              (951)            1,598              (222)
    Increase (decrease) in accounts payable                        (2,184)            3,536            10,632
    Increase (decrease) in accrued income taxes                     4,142               (59)            1,411
    Increase (decrease) in accrued expenses                        10,476              (494)            1,250
                                                                 --------------------------------------------
  Net cash provided by operating activities                        16,137            12,296            15,546
                                                                 --------------------------------------------
Cash flows from investing activities:
  Capital expenditures                                             (8,401)          (21,123)          (16,050)
  Investments in unconsolidated affiliates                         (2,252)             (753)               --
  Proceeds from sales of property, plant and equipment                113               500                24
  Purchases of available-for-sale securities                      (13,695)          (24,172)          (12,556)
  Proceeds from sales of available-for-sale securities                114            42,416            14,411
  Proceeds from maturities of available-for-sale securities         5,000             3,224             3,005
                                                                 --------------------------------------------
  Net cash provided by (used in) investing activities             (19,121)               92           (11,166)
                                                                 --------------------------------------------
Cash flows from financing activities:
  Proceeds from short-term borrowings                                  --             4,542               284
  Payments of short-term borrowings                                    --            (4,542)             (284)
  Payments of long-term debt                                         (300)             (300)             (300)
  Stock option exercises                                                2               344                30
  Issuance of common stock to Employee Stock Purchase Plan            306               301               313
  Draws from restricted cash, net                                      --                --                14
                                                                 --------------------------------------------
  Net cash provided by financing activities                             8               345                57
                                                                 --------------------------------------------
Net increase (decrease) in cash and cash equivalents               (2,976)           12,733             4,437
Cash and cash equivalents at beginning of period                   18,950             6,217             1,780
                                                                 --------------------------------------------
Cash and cash equivalents at end of period                       $ 15,974          $ 18,950          $  6,217
                                                                 --------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

                           COPLEY PHARMACEUTICAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A. NATURE OF BUSINESS

Copley Pharmaceutical, Inc. (the "Company") develops, manufactures, markets and distributes a broad range of multi-source pharmaceutical products. These products include prescription and over-the-counter ("OTC") drugs and are available in a variety of dosage forms.
  The Company's customers include retail chains, wholesalers, distributors, hospitals, health maintenance organizations ("HMOs"), other managed care entities and government agencies. For the years 1996 and 1995 and for the eleven-month period ended December 31, 1994, no single customer accounted for 10% or more of total net sales.
  The Company not only distributes multi-source products that it manufactures, it also, as part of a distribution arrangement, markets and distributes multi-source versions of certain drugs now manufactured by Hoechst Marion Roussel, Inc. ("HMRI"), a subsidiary of Hoechst Aktiengesellschaft ("Hoechst AG"), the Company's indirect 51% fully diluted shareholder. One of these drugs, glyburide, accounted for 27% and 41% of the Company's 1996 and 1995 net sales, respectively. This product had limited competition until late in 1995, when competing products became available resulting in significant erosion of this product's selling price and related gross profit. Given this intensified competitive environment and the renegotiation of the distribution contracts relating to glyburide and micronized, management expects continued decline in this product's net sales and related gross profit in 1997. Refer to Note J for further discussion of the distribution arrangement.
  Historically, the Company's sales have been predominantly in the United States. During 1995, the Company formed a wholly-owned subsidiary to focus on foreign expansion opportunities. Refer to Note J for further discussion of the Company's foreign investments. Due to the length of time it takes to establish, register and receive approvals to manufacture or distribute products in a foreign country, it may be an extended period of time before the Company generates material international revenue.
  The raw materials essential to the Company's business are purchased primarily from U.S. distributors of bulk pharmaceutical chemicals manufactured abroad. Such raw materials are generally available from several sources; however, this may not always be the case. Since the federal drug application process requires specification of raw material suppliers, if raw materials from specified suppliers became unavailable, the Company would be required to file a supplement to its product filing and revalidate the manufacturing process using a new supplier's materials. This could cause a delay of several months in the manufacture of the drug involved and the consequent loss of potential revenue and market share.
  As a multi-source drug manufacturer, the Company is subject to extensive regulation by the Food and Drug Administration ("FDA"). Noncompliance with applicable requirements can result in fines, recall or seizure of products, total or partial suspension of production and/or distribution, refusal of the government to enter into supply contracts or to approve New Drug Applications ("NDA") or Abbreviated New Drug Applications ("ANDA") and criminal prosecution. The FDA also has the authority to revoke previously granted drug approvals. Changes in FDA procedures have increased the time and expense involved in obtaining ANDA approvals and in complying with the FDA's current Good Manufacturing Practice ("cGMP") standards. The ANDA drug development and approval process currently averages approximately two to five years.

B. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
The consolidated financial statements include the accounts of Copley Pharmaceutical, Inc. and its wholly-owned subsidiaries. Significant intercompany transactions have been eliminated. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates.
  In 1994, the Company had changed to a calendar year reporting basis from a fiscal year ending January 31 reporting basis. This change in fiscal year end reporting resulted in a transition period of eleven months which began on February 1, 1994 and ended December 31, 1994. Presented below is financial data for the years ended December 31, 1996, 1995 and 1994.

               Comparative Consolidated Statements of Operations

                                                 Years ended December 31,
                                            ---------------------------------
                                                                   (Unaudited)
(In thousands, except per share data)            1996        1995        1994
--------------------------------------------------------------------------------
Net sales                                   $ 123,461   $ 142,158   $ 120,348
Cost of goods sold                             94,031     100,889      68,171
                                            ---------------------------------
Gross profit                                   29,430      41,269      52,177
                                            ---------------------------------
Operating expenses:
  Research and development                     13,682      13,299       9,938
  Selling, marketing and distribution           6,388       5,384       4,386
  General and administrative                    9,721      10,940      10,933
  Recall related and litigation                12,343      17,830       4,691
  Restructuring                                 3,526          --          --
                                            ---------------------------------
Income (loss) from operations                 (16,230)     (6,184)     22,229
                                            ---------------------------------
Interest and other investment income              723       1,089       1,675
Interest expense                                 (241)       (285)       (248)
Other income (expense), net                      (144)       (175)         87
                                            ---------------------------------
Income (loss) before income taxes             (15,892)     (5,555)     23,743
Provision (benefit) for income taxes           (3,219)     (3,012)      8,634
                                            ---------------------------------
Net income (loss)                           $ (12,673)  $  (2,543)  $  15,109
                                            ---------------------------------
Weighted average common shares outstanding:
  Primary                                      19,081      18,977      19,309
  Fully diluted                                19,081      18,977      19,309
Earnings (loss) per share:
  Primary                                   $   (0.66)  $   (0.13)  $    0.78
  Fully diluted                                 (0.66)      (0.13)       0.78

Cash  Equivalents
The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Available-for-Sale Securities
Available-for-sale securities include the Company's investments in equity and debt securities for which the Company does not have the positive intent or ability to hold to maturity. Available-for-sale securities are carried at market value, with unrealized gains and losses, net of tax, reported as a separate component of shareholders' equity. Gross realized gains and losses on the sales of available-for-sale securities are determined on the specific identification method and are included in interest and other investment income.

Trading Securities
Trading securities include the Company's investment in debt securities held for sale in the near term. Trading securities are recorded at market value with unrealized and realized gains and losses recorded in interest and other investment income. Gross realized gains and losses on the sales of trading securities are determined on the specific identification method.

Accounts Receivable and Revenue Recognition
Revenue is recognized upon product shipment. Provisions for rebates, returns and other adjustments are provided for in the same period as the related sales are recorded. The Company's accounts receivable balance reflects the amount due from its customers based on actual outstanding invoices less estimates of credits that may be issued against these invoiced amounts including, but not limited to, price adjustments and returned goods. The Company estimates credits to be issued for price adjustments and returned goods incurred but not currently identified. At December 31, 1996 and 1995 the estimated incurred costs were $2.4 million and $1.6 million, respectively. Additionally, the Company provides for an allowance for uncollectible accounts. The Company has experienced insignificant account write-offs in the past; however, during 1996, one of the Company's major customers filed for bankruptcy protection. These estimates are made by management based on past experience and current trends. Actual results may differ from these estimates.

Inventories
The Company values its inventories at the lower of cost or market on a first-in, first-out basis. Management estimates the lower of cost or market based on various assumptions about the future demand for the Company's products, remaining products' shelf lives, and the future selling price and pricing environment for the products. Actual results may differ from these estimates.

Property,  Plant and  Equipment
Property, plant and equipment are stated at historical cost or, if the estimated cash flows from the asset exceed the carrying value, the asset's fair value. Maintenance and repairs which neither materially add to the value of the property nor appreciably prolong its life are charged to expense as incurred. Tooling costs are also expensed as incurred. Upon retirement or other disposition, the cost and related accumulated depreciation are eliminated from the accounts and the resulting gain or loss is included in income from operations. Depreciation of property, plant and equipment is computed using the straight-line method over the following estimated useful lives:

                                                      Estimated Useful Life
--------------------------------------------------------------------------------
Building and improvements                                          25 years
Machinery and equipment                                          5-10 years
Motor vehicles                                                    3-5 years
Furniture and fixtures                                              5 years

Leasehold improvements are amortized over the shorter of their estimated useful lives or the term of the lease. Interest is capitalized in connection with construction of major facilities. The capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset's estimated useful life.

Research and Development
Company sponsored research and development costs are expensed as incurred. Costs related to contracted research and development are included in other assets and charged to research and development upon recognition of related revenue.

Advertising and Promotion
All costs associated with advertising and promoting products are expensed in the year incurred.

Income Taxes
Deferred tax assets and liabilities have been established for the expected future tax consequences of events that have been recognized in the Company's consolidated financial statements and tax returns. These deferred tax assets and liabilities are determined based on the difference between the financial statement carrying amounts and tax bases of assets and liabilities using currently enacted tax rates that are expected to be in effect during the years in which the differences are anticipated to reverse. Deferred tax provision (benefit) represents the change in the deferred tax asset balance. Tax credits are treated as reductions of income taxes in the year in which the credits become available for income tax purposes.

Earnings  (Loss) Per Share
Earnings (loss) per share is computed by dividing earnings (loss) by the weighted average number of common shares and common share equivalents, if dilutive, outstanding during the period. Common share equivalents are calculated under the treasury stock method and consist of unexercised employee stock options.
   In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 128 "Earnings per share." This statement replaces the presentation of primary earnings per share ("EPS") with a presentation of basic EPS which excludes dilution. This statement requires dual presentation of basic and diluted EPS as well as a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. This statement is effective for financial statements issued for periods ending after December 15, 1997 and requires restatement of all prior-period EPS data presented. Earlier application is not permitted.

Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentration of credit risk consist principally of trading and available-for-sale securities and trade account receivables. It is the Company's policy to invest excess cash primarily in investment-grade marketable securities. Concentrations of credit risk with respect to trade account receivables are limited due to the large number of customers comprising the Company's customer base and their dispersion across different geographies.

Reclassifications
Certain reclassifications have been made to prior period consolidated financial statements to conform to the current presentation.

C. SECURITIES

Available-For-Sale Securities

                                                        1996                                         1995
                                   -------------------------------------------  -----------------------------------------------
                                                  Gross      Gross                             Gross      Gross
                                   Amortized Unrealized Unrealized      Market  Amortized Unrealized Unrealized     Market
(In thousands)                          Cost       Gain       Loss       Value       Cost       Gain       Loss      Value
-------------------------------------------------------------------------------------------------------------------------------
In Current Assets:
Debt securities:
  State and municipal
    securities                       $ 8,136    $     7    $    --     $ 8,143    $    --    $    --        $--    $    --
  U.S. Treasury and
    government agencies                4,871          1         (5)      4,867         --         --         --         --
                                     -------------------------------------------------------------------------------------------
Other securities:
  Marketable equity
    securities                            --         --         --          --         39         88         --        127
  Bank certificates of deposit           750         --         (3)        747         --         --         --         --
  Other securities                        --         --         --          --      5,000         20         --      5,020
                                     -------------------------------------------------------------------------------------------
Total current available-
  for-sale securities                $13,757    $     8    $    (8)    $13,757    $ 5,039    $   108        $--    $ 5,147
                                     -------------------------------------------------------------------------------------------

Gross gains of $75,000 and gross losses of $0 were realized on sales of available-for-sale securities in 1996, gross gains of $275,000 and gross losses of $409,000 were realized on sales of available-for-sale securities in 1995 and gross gains of $55,000 and gross losses of $47,000 were realized on sales of available-for-sale securities during the eleven-month period ended December 31, 1994.

Trading  Securities
At December 31, 1995, the Company transferred government agency securities with a market value of $950,000 from available-for-sale securities to trading securities as the Company was holding these securities for sale in the near term. In 1995, a loss of $248,000 was recognized upon transfer of these securities and was included in interest and other investment income. In 1996, these securities were sold and an additional loss of $349,000 was realized.

D. INVENTORIES

                                                     December 31,  December 31,
(In thousands)                                              1996          1995
--------------------------------------------------------------------------------
Raw materials                                            $12,580       $13,634
Work in process                                            4,390         4,913
Finished goods                                            10,161         8,679
                                                         -----------------------
  Total inventories                                      $27,131       $27,226
                                                         -----------------------

During the third quarter of 1995, the Company wrote off $2.5 million of albuterol-related materials inventory after the decision was made by management not to reintroduce albuterol. This write-off was included in the cost of goods sold for manufactured products.

E. PROPERTY, PLANT AND EQUIPMENT

                                                     December 31,  December 31,
(In thousands)                                              1996          1995
--------------------------------------------------------------------------------
Land                                                      $ 3,335      $ 3,232
Building and improvements                                  31,700       28,454
Machinery and equipment                                    31,020       28,479
Motor vehicles                                                 58           53
Furniture and fixtures                                      4,940        4,815
Leasehold improvements                                        100          986
                                                         -----------------------
                                                           71,153       66,019
Less: accumulated depreciation and amortization           (19,109)     (16,063)
                                                         -----------------------
                                                           52,044       49,956
Construction in process                                       311        5,768
                                                         -----------------------
  Total property, plant and equipment                     $52,355      $55,724
                                                         -----------------------

At December 31, 1995 the Company had $140,000 of deposits related to committed construction projects of $433,000.
  During 1995, the Company realized a loss of $2.9 million on the disposal of equipment related specifically to the manufacture of albuterol after the decision was made by management not to reintroduce this recalled product. This loss was included in recall related and litigation expenses.
   Depreciation expense was $7,135,000, $5,745,000 and $3,271,000 for the years ended 1996 and 1995 and the eleven-month period ended December 31, 1994, respectively.

F. INCOME TAXES

The effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1996 and 1995 are as follows:

                                                                         December 31,  December 31,
(In thousands)                                                                  1996          1995
--------------------------------------------------------------------------------------------------
Deferred tax assets:
  Acquired joint product development rights                                  $   973       $ 1,026
  Tender offer costs                                                           1,972         1,966
  Recall and litigation accrual                                                3,257           905
  Operating loss and tax credit carryforwards                                  1,235           824
  Charitable contribution carryforwards                                          620           551
  Difference in accounting for inventory and accounts receivable                 871           259
  Difference in cost recognition basis, accrual for books and cash for tax       565           360
                                                                             ---------------------
    Total deferred tax assets                                                  9,493         5,891
Deferred tax liabilities:
  Depreciation                                                                (2,730)       (1,507)
                                                                             ---------------------
Total net deferred tax assets                                                $ 6,763       $ 4,384
                                                                             ---------------------

Deferred tax assets are expected to be realized through the reversal of existing deferred tax liabilities and from the recognition of future taxable income. Realization of the deferred tax assets is dependent on generating sufficient future taxable income or the availability of carryback provisions. Although realization is not assured, management believes that it is more likely than not that all of the deferred tax assets will be realized and accordingly has not provided a valuation allowance. The amount of deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income are reduced.

Provision for (benefit of) income taxes consist of the following:

                                                                   Eleven-month
                                       Year ended     Year ended   period ended
                                      December 31,   December 31,   December 31,
(In thousands)                               1996           1995           1994
--------------------------------------------------------------------------------
Current income taxes (benefit):
  Federal                                $(1,033)        $(1,701)       $ 4,999
  State                                      193              87            551
                                         ---------------------------------------
                                            (840)         (1,614)         5,550
                                         ---------------------------------------
Deferred income tax expense (benefit):
  Federal                                 (1,272)            (26)         2,550
  State                                   (1,107)         (1,372)           653
                                         ---------------------------------------
                                          (2,379)         (1,398)         3,203
                                         ---------------------------------------
Total:
  Federal                                 (2,305)         (1,727)         7,549
  State                                     (914)         (1,285)         1,204
                                         ---------------------------------------
                                         $(3,219)        $(3,012)       $ 8,753
                                         ---------------------------------------

The income tax expense (benefit) for the years ended 1996 and 1995 and the eleven-month period ended December 31, 1994, varied from the amount computed by applying the statutory income tax rate to income (loss) before taxes. The reasons for the differences are as follows:

                                                                                                      Eleven-month
                                                                                                      period ended
                                                Year ended December 31,  Year ended December 31,       December 31,
(In thousands)                                             1996                   1995                   1994
---------------------------------------------------------------------------------------------------------------------
Statutory rate                                   $(5,562)        (35%)   $(1,944)        (35%)   $ 8,316          35%
Increases (decreases) in taxes resulting from:
  State income taxes, net of
    federal tax benefit                             (594)         (4%)      (835)        (15%)       783           3%
  Research tax credits                              (200)         (1%)      (163)         (3%)      (222)         (1%)
  Tax-exempt interest and dividends                 (136)         (1%)      (102)         (2%)      (316)         (1%)
  Nondeductible portion of recall related
    and litigation expenses                        3,127          20%         --          --          --          --
  Other, net                                         146           1%         32           1%        192           1%
                                                 --------------------------------------------------------------------
                                                 $(3,219)        (20%)   $(3,012)        (54%)   $ 8,753          37%
                                                 --------------------------------------------------------------------

At December 31, 1996, the Company had net operating loss carryforwards of approximately $7,954,000 which are available to offset future state taxable income through the year ended December 31, 2001. In addition, at December 31, 1996, the Company had approximately $1,536,000, $386,000 and $859,000 of charitable contribution carryforwards, research credits carryforwards and investment credits carryforwards, respectively, that are available to offset future state taxable income through the years 2001, 2011 and 1999, respectively.

G. DEBT

                                                      December 31,  December 31,
(In thousands)                                               1996          1995
--------------------------------------------------------------------------------
Industrial Development Revenue Bonds (a)                   $5,400        $5,700
Less: current portion                                        (300)         (300)
                                                           ---------------------
                                                           $5,100        $5,400
                                                           ---------------------

(a) Interest is payable monthly at a floating rate based on the prime rate. The effective interest rate for the Bonds approximated 4.3%, 4.7% and 3.9% for the years ended 1996 and 1995 and the eleven-month period ended December 31, 1994, respectively.

The Industrial Development Revenue Bonds (the "Bonds") were issued for the initial acquisition and construction of the Company's headquarters building and principal manufacturing site at 25 John Road, Canton, Massachusetts. The Bonds would have originally matured on August 1, 2004; however, in July 1990, the Bonds were amended to extend the maturity date to August 1, 2014. Scheduled repayments of the debt are: 1997,  $300,000;  1998,  $300,000;  1999,  $300,000;
2000, $300,000; 2001, $300,000; 2002 and thereafter, $3,900,000.
  In order to secure the timely payment of principal and interest on the Bonds, the Company has entered into a letter of credit agreement with its primary financial institution. The letter of credit agreement imposes minimum requirements on the maintenance of working capital and certain financial ratios and includes restrictions on cash dividends, repurchases of the Company's capital stock, certain investments, advances, guarantees and borrowings. The Letter of Credit and the Bonds are collateralized by the Company's property at 25 John Road, Canton, Massachusetts, including land, buildings and equipment thereon and are further collateralized by an assignment of leases and rents on the Company's South Boston property.
   Costs of $704,000 associated with the issuance of the Bonds are being amortized to interest expense over the 25-year life of the Bonds. The unamortized balance of $319,000 and $337,000 at December 31, 1996 and 1995, respectively, is included in other assets.
  On July 31, 1996 the Company amended its working capital line of credit agreement to increase its maximum borrowing capacity from $20.0 million to $30.0 million. On August 30, 1995, the Company had amended this working capital line of credit agreement to increase its maximum borrowing capacity from $7.5 million to $20.0 million. This amendment also provided for the issuance of standby letters of credit and includes related provisions for payment of letter of credit fees equal to 1% of the face amount of outstanding standby letters of credit. At December 31, 1996 and 1995, the Company had $17.1 million in outstanding standby letters of credit related to the Albuterol Settlement Trust Fund. Refer to Note L for more information on the Albuterol Settlement Trust Fund.
  Borrowings under the working capital line of credit agreement are due on demand and bear interest, payable monthly, at the bank's prime rate. The prime rate was 8.25%, 8.5% and 8.5% at December 31, 1996, 1995 and 1994,
respectively. Borrowings are collateralized by the Company's property at 25 John Road, Canton, Massachusetts, including land, buildings and equipment thereon. The line of credit imposes restrictive covenants regarding the sale or encumbrance of the land and the building as well as minimum requirements on the maintenance of working capital and certain financial ratios and includes restrictions on cash dividends. Subsequent to year end, the Company received from its lender waivers to its credit agreements with respect to one of its financial covenants related to profitability, effective December 31, 1996. There can be no assurance that the Company will not require additional waivers in the future or, if required, that the lender will grant them. In the event that the Company is unable to obtain future waivers, if needed, the Company's debt would be reclassified as short-term debt and the Company could lose its availability to cash under its line of credit.

H. COMMON AND PREFERRED STOCK

At December 31, 1996 the Company had 1,995,204 shares reserved for future issuance in connection with the Company's stock option plans. The Board of Directors has not assigned any terms to the authorized but unissued 3,000,000 shares of preferred stock.

I. EMPLOYEE BENEFITS

Stock Option Plans
Under the 1992 Stock Plan ("1992 Plan"), the Compensation Committee of the Board of Directors may grant to any employee, consultant or officer, incentive stock options or nonqualified stock options to purchase the Company's common stock. The Compensation Committee has the authority to select optionees and determine the terms of the options granted. Under the 1992 Stock Plan, the options generally become exercisable cumulatively, beginning on the date of grant, in equal annual installments of 25%, and expire ten years from the date of grant. In 1995, the shareholders approved an amendment to increase the maximum number of shares available to be granted under the 1992 Plan from 1,023,750 to 1,523,750 shares. At December 31, 1996 the Company had 644,675 shares available to grant under this plan.
  On May 24, 1995, the Board of Directors voted to allow all nonofficer option holders under the 1992 Plan to elect to exchange their existing options with an exercise price in excess of $16.50 per share for options with an exercise price of $16.50 per share, the closing price on May 23, 1995, provided they forfeit 25% of the shares covered by the options elected to be repriced. Total options elected to be repriced were 212,875, approximately 75% of the eligible shares.
  In May 1995, the shareholders voted to replace the 1992 Non-Employee Directors Stock Option Plan with the 1995 Non-Employee Directors Stock Option Plan ("the Director Plan"). Under the Director Plan, upon initial election or appointment to the Board, the Company automatically grants to its non-employee directors, excluding directors of affiliated companies, nonqualified stock options to purchase 15,000 shares of the Company's common stock. This initial grant vests in equal annual installments of 33 1/3% beginning on the date of grant. After this initial vesting period, on each subsequent anniversary date, non-employee directors receive fully vested nonqualified stock options to purchase 3,333 shares of the Company's common stock. The stock options are granted at an exercise price equal to the fair market value of the Company's common stock on the date of grant and expire ten years from the date of grant. The Director Plan authorized the issuance of 250,000 shares of common stock. At December 31, 1996 the Company had 233,335 shares available to grant under this plan.
  The Company has an Employee Stock Purchase Plan that authorizes the issuance of a maximum of 450,000 shares of common stock pursuant to the exercise of nontransferable options granted to participating employees. At December 31, 1996 the Company had 380,460 shares available to grant under this plan.

Stock option activity during the eleven-month period ended December 31, 1994, and the years ended 1995 and 1996 was as follows:

                                                                Option Price
                                                   Shares         Per Share
--------------------------------------------------------------------------------
Outstanding at January 31, 1994                   721,626    $ 0.16  -   $42.75
                                               ---------------------------------
Options granted                                   400,000     14.75  -    23.50
Options exercised                                  (1,248)                23.50
Options forfeited                                (113,500)    23.50  -    42.75
                                               ---------------------------------
Outstanding at December 31, 1994                1,006,878      0.16  -    36.50
                                               ---------------------------------
Options granted                                   554,656     14.00  -    21.00
Options exercised                                (267,514)     0.16  -    16.50
Options forfeited                                (253,375)    10.00  -    36.50
                                               ---------------------------------
Outstanding at December 31, 1995                1,040,645      0.16  -    23.50
                                               ---------------------------------
Options granted                                    16,666     14.00  -    17.75
Options exercised                                 (15,908)     0.16
Options forfeited                                (304,669)    10.00  -    23.50
                                               ---------------------------------
Outstanding at December 31, 1996                  736,734    $ 0.93  -   $23.50
                                               ---------------------------------

The following table summarizes information about the Company's stock options outstanding at December 31, 1996:

Year of expiration         Shares                     Option Price per share
--------------------------------------------------------------------------------
       1999                35,888                            $ 0.93
       2000                69,757                              0.93
       2002               216,819                             10.00
       2004               225,938                             16.50 - 23.50
       2005               171,666                             14.00 - 17.75
       2006                16,666                             14.00 - 17.75
                         ---------
                          736,734
                         ---------

At December 31, 1996, 1995 and 1994, exercisable options totaled 608,453, 625,301 and 704,253, respectively. Treasury shares of common stock have been used upon exercise of stock options. The difference between the cost of the treasury stock used and the total option price of shares exercised have been reflected in additional paid-in capital.
   During 1996, the Company adopted the disclosure-only provisions of SFAS No. 123 "Accounting for Stock-Based Compensation," but, as permitted, continues to apply Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock option plans. If the Company had elected to recognize compensation expense for the stock option plans based on the fair value at the grant dates for awards under those plans consistent with the method prescribed by SFAS No. 123, the Company's results would have reflected additional compensation expense of approximately $1,106,000 and $1,618,000 for 1996 and 1995, respectively. Net income(loss) and earnings (loss) per share would have been changed to the pro forma amounts indicated below.
                                                     Year ended      Year ended
                                                    December 31,    December 31,
(In thousands, except per share data)                      1996            1995
--------------------------------------------------------------------------------
Net income (loss):
  As reported                                          $(12,673)        $(2,543)
  Pro forma                                             (13,333)         (3,508)
--------------------------------------------------------------------------------
Earnings (loss) per share:
  As reported                                          $  (0.66)        $ (0.13)
  Pro forma                                               (0.70)          (0.18)

As the provisions of SFAS No. 123 have not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation expense may not be representative of that to be expected in future years.
   The fair value of the Company's stock options used to compute pro forma net income (loss) and earnings (loss) per share disclosures is the estimated present value at grant date using the Black-Scholes option-pricing model with the following weighted average assumptions for 1996 and 1995: dividend yield of 0%; expected volatility of 60%; a risk free interest rate of 6.3% and the expected holding period of 5 years.

Savings Plan
The Company has a defined contribution plan that qualifies under Section 401(k) of the Internal Revenue Code for the benefit of substantially all full-time, eligible employees. Employees may contribute between 1% and 15% of their salary up to the dollar maximum allowed by the Internal Revenue Service. Company contributions were voluntary and made at the discretion of the Board of Directors. In January 1996, the Board of Directors voted to amend the plan to assure a minimum Company contribution of 2% of qualified compensation up to the limits allowed by the Internal Revenue Service. The Company expensed $123,000, $500,000 and $600,000 for contributions under this plan for the years ended 1996 and 1995 and for the eleven-month period ended December 31, 1994, respectively. Effective January 1, 1994, the Company's Employee Stock Ownership Plan ("ESOP") was merged into the savings plan.

Deferred  Compensation  Plan
The Company established an unfunded deferred compensation plan in August 1995 to allow for certain of its management or highly compensated employees to defer the receipt of specified compensation under Sections 201(2), 301(a)(3) and 401(a)(1) of the Employee Retirement Income Security Act of 1974.

Employee  Bonus Plan
The Company maintains a bonus plan which provides cash awards to employees, at the discretion of the Board of Directors, based upon operating results and employee performance. Net bonus expense was $315,000, $181,000 and $464,000 for the years ended 1996 and 1995 and for the eleven-month period ended December 31, 1994, respectively.

J. RELATED PARTY TRANSACTIONS

In 1993, Hoechst Corporation ("HC"), through an indirect wholly-owned subsidiary, completed a tender offer and acquired 51% of the fully diluted shares of the Company.
   On July 18, 1995, HC completed its purchase of Marion Merrell Dow, Inc. ("MMD") and changed MMD's name to Hoechst Marion Roussel, Inc. ("HMRI"). The acquisition of MMD and the formation of HMRI resulted in a related party relationship between the Company and its customer, Rugby Laboratories ("Rugby"), which was a subsidiary of MMD and is now a subsidiary of HMRI. Net sales to Rugby were approximately $1.0 million and $4.1 million for the years ended 1996 and 1995, respectively. Total amounts due from Rugby at December 31, 1996 and 1995 were approximately $61,000 and $826,000, respectively.

In connection with HC's acquisition of its majority interest in the Company, the Company is a party to a Product Agreement with HC pursuant to which the Company is afforded the opportunity under specified conditions to distribute and market the generic version of products sold by Hoechst-Roussel Pharmaceuticals Inc. ("HRPI"), which was an indirect majority-owned subsidiary of HC. This Product Agreement has an initial term of five years, until November 11, 1998, and continues unless terminated by either party giving one year's notice. On January 1, 1996, HRPI was merged into HMRI. HMRI has agreed to be bound by the Product Agreement to the extent that HRPI was bound; that is, the Product Agreement continues to be in effect for products manufactured by the former HRPI but not for products manufactured by HMRI prior to the merger with HRPI nor for products developed by HMRI after January 1, 1996. In furtherance of the Product Agreement, the Company and HMRI entered into separate contracts relating to specific products as these products become available for generic distribution. In order to assure continuity of supply under a variety of circumstances and to provide other competitive benefits, the Company has agreed to renegotiate the distribution contracts relating to glyburide and micronized glyburide; as a result, the profit contribution of these products likely may decrease in the future. For the years ended 1996 and 1995 and the eleven-month period ended December 31, 1994, approximately $30,814,000, $42,470,000 and $33,131,000, respectively, of generic versions of products were purchased from HMRI.
  Under the Product Agreement the Company also is afforded the opportunity to purchase bulk pharmaceutical ingredients under certain circumstances. During 1996 and 1995, the Company purchased approximately $230,000 and $37,000, respectively, of bulk products under these agreements.
  In connection with HC's acquisition of MMD, on December 5, 1995 the Federal Trade Commission issued its Decision and Order ("Order") which, among other things, requires either HC or MMD to divest its assets relating to research, development, manufacture and sale of the compounds mesalamine and rifampin. For purposes of the Order, Copley is considered part of HC. Copley has agreed to divest its assets relating to mesalamine and rifampin and has entered into agreements for the sale of these assets which are awaiting Federal Trade Commission approval. Both these products are in the developmental stage and the Company has not submitted an ANDA for either product. The Company expects that it will be compensated by its majority owner if it is not able to obtain a satisfactory price for these assets.
   The Company obtains its comprehensive general liability, product liability, umbrella liability and all risks property insurance coverage through an insurance and risk sharing arrangement with HC and its parent, Hoechst AG, and its various subsidiaries. Insurance coverage is provided by HC, through its wholly-owned insurance subsidiary, as well as by external parties. Total premiums paid by the Company for these insurance policies aggregated to approximately $5,140,000 and $3,210,000 for the years ended 1996 and 1995, respectively, compared to approximately $193,000 for the eleven-month period ended December 31, 1994.
  For the years ended 1996 and 1995, the Company purchased approximately $265,000 and $808,000, respectively, of bulk raw chemicals from a chemical company whose president is a member of the Company's Board of Directors.
  For the years ended 1996 and 1995 and the eleven-month period ended December 31, 1994, the Company invested $59,000, $485,000 and $25,000, respectively, in a multi-source pharmaceutical company, MIR Pharmaceutical, whose senior vice president is a member of the Company's Board of Directors. This company was founded in 1993 to market multi-source drugs, including products manufactured by the Company, in certain republics of the former Soviet Union. This investment is accounted for under the cost method.
  At December 31, 1996, the Company was a 49% owner of Chia Tai Copley Pharmaceutical ("CTCP") which, in turn, was an 85% owner of Wuxi Chia Tai Copley Pharmaceutical ("WCTCP"). CTCP and WCTCP were formed to manufacture and market multi-source drug products in the People's Republic of China. The Company's investment in CTCP totaled $2.4 million and $218,000 at December 31, 1996 and 1995, respectively.
  During 1995, the Company's Board of Directors voted to decrease the Company's financial commitment to and deemphasize the Company's role in CTCP and WCTCP. Subsequently a subsidiary of Hoechst AG indicated its desire to purchase an interest in WCTCP and it is anticipated that if this transaction is completed, the Company will receive the return of approximately $2.1 million of its investment in CTCP and will experience a corresponding reduction in its ownership interest in CTCP. This investment is accounted for under the equity method.

K. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

Cash and Cash Equivalents
The carrying amount approximates fair value because of the short maturity of these instruments.

Securities
The fair values of those instruments are estimated based on quoted market prices for these or similar investments.

Long-term  Debt
The fair value of the Company's long-term debt is estimated by discounting cash flows based on similar current rates offered to the Company for debt of the same remaining maturities.

                                 December 31, 1996            December 31, 1995
                                 -----------------------------------------------
                                 Carrying     Fair            Carrying     Fair
(In thousands)                      Value    Value               Value    Value
--------------------------------------------------------------------------------
Cash and cash equivalents         $15,974  $15,974             $18,950  $18,950
Available-for-sale securities      13,757   13,757               5,147    5,147
Trading securities                     --       --                 950      950
Long-term debt                      5,400    5,400               5,700    5,700

L. COMMITMENTS AND CONTINGENCIES

Leases
During 1996, the Company restructured its operations by consolidating warehouse, manufacturing and office sites. The Company consolidated its warehouse and distribution operations into one location under a noncancelable operating lease with a third-party lessor. This lease is for five years with a five-year renewal option and requires the payment of insurance, real estate taxes and other operating expenses. Additionally, during 1996 the Company leased, on a monthly basis, a warehouse and packaging site from a real estate trust that is 50% owned by a member of the Company's Board of Directors; by year end the Company consolidated these operations into the existing facilities and terminated this lease. The Company also leases vehicles and office equipment under one-to five-year operating leases.
   Net rental expense was $1,053,000, $1,720,000 and $1,519,000 for the years ended 1996 and 1995, and the eleven-month period ended December 31, 1994, respectively, which included related party rental expense of $180,000, $171,000 and $145,000, respectively. Additionally, the Company expensed $236,000 as a restructuring charge in 1996 for future lease commitments on locations that were vacated in the consolidation effort.

Future minimum lease payments under noncancelable operating leases are as follows:

(In thousands)
--------------------------------------------------------------------------------
1997                                                                     $  562
1998                                                                        541
1999                                                                        532
2000                                                                        527
2001                                                                        476
Thereafter                                                                   --
                                                                         -------
  Total minimum lease payments                                           $2,638
                                                                         -------

Albuterol Class Action Lawsuits
In connection with the Company's product recall of albuterol sulfate inhalation solution, 0.5% ("albuterol"), the Company has been served with complaints in numerous lawsuits in federal and state court, some of which are on behalf of numerous claimants. The plaintiffs principally seek compensatory and punitive damages and allege that injuries and deaths were caused by inhalation of allegedly contaminated product manufactured and distributed by the Company.
  The federal court lawsuits were consolidated in the United States District Court for the District of Wyoming as a multi-district litigation for pre-trial purposes under the caption In Re: Copley Pharmaceutical, Inc. "Albuterol"
Products Liability Litigation. The District Court certified a partial class action for determination of liability only and commenced a jury trial in June 1995. In August 1995, prior to the conclusion of the jury trial, the Company entered into a settlement agreement with the representative plaintiffs in the class action lawsuit. The settlement calls for the Company to receive a general release of all non-death claims in return for contributions by the Company and its insurers of a minimum of $65 million and a maximum of $130 million to settle all non-death claims relating to the Company's manufacture, sale and recall of albuterol. An additional $20 million is allocated under the terms of the settlement as an estimate of the cost of settling claims by persons alleging wrongful death, which claims are limited by the settlement to compensatory damages only and are subject to non-binding negotiation and arbitration. Within the Company's minimum and maximum contributions, the amount to be paid by the Company is subject to revision based upon the number and seriousness of individual claims eventually filed. On November 15, 1995, the District Court entered its Order giving final approval of the settlement and that Order has become final and nonappealable.
  The settlement agreement requires that the $150 million maximum contribution to be funded by an initial $50 million cash deposit and issuance of letters of credit for the remaining balance, to be held by the Albuterol Settlement Trust Fund as security for potential future payments. During the third quarter of 1995, the Company paid $5.1 million to the Albuterol Settlement Trust Fund and obtained approximately $17.1 million in irrevocable stand-by letters of credit to cover its uninsured obligation to fund the settlement agreement. The settlement agreement required an additional $15.0 million cash deposit after the order approving the settlement became final and nonappealable, which occurred in late December 1996. In January 1997, the Company made an additional $2.25 million cash deposit and its stand-by letters of credit will be reduced by a like amount. The balance of the additional $15.0 million cash deposit is to be funded by a draw upon a letter of credit previously provided by one of the Company's insurers. The $7.35 million cash contributions by the Company are nonrefundable pursuant to the terms of the settlement agreements.
  Approximately 5,530 proofs of claim have been filed with the Special Master appointed by the Court to oversee the Albuterol Settlement Trust Fund. In addition, approximately 860 clients of Jacoby & Meyers, representing nearly all of that firm's clients who are not alleging a death caused by albuterol, have agreed to be treated as if they were class members and class counsel have agreed that these claimants will be paid out of the Albuterol Settlement Trust Fund. Proofs of claim also have been filed on behalf of approximately 485 people alleging wrongful death.
  Recourse to the remaining letters of credit in the class action settlement will not occur until all claims are processed and settlement amounts are recommended by the Special Master, and is contingent on the number of claims filed within certain categories. Although the total number of claims filed against the Albuterol Settlement Trust Fund is less than the number of claims for which the settling parties anticipated would be necessary to require the maximum funding of the Albuterol Settlement Trust Fund, at this time the Company is unable to determine how many of these claims will be awarded damages by the Special Master and, if awarded damages, how much will be given to various claimants. In addition, administrative fees and class action attorney fees and expenses will be paid out of the Albuterol Settlement Trust Fund. Accordingly, the Company cannot predict the total amount to be paid out of the Albuterol Settlement Trust Fund.
  The settlement also is subject to certain other contingencies and does not cover certain individuals who previously opted out of the class action. The Company continues to be a defendant in lawsuits that were brought by or on behalf of approximately 65 people who properly opted out of the class action; a tentative settlement was reached in two lawsuits involving approximately 45 of these persons in the first quarter of 1997.

Grand Jury Investigation
The Company has received grand jury subpoenas from the United States Attorney's Office in Massachusetts for documents related to albuterol and Brompheril(R) products, which were recalled by the Company in December 1993 and September 1994, respectively, and extending beyond these products. The Company is complying with the subpoenas and has cooperated with federal authorities. This investigation continues and the Company is engaged in ongoing discussions about a possible resolution with federal authorities. At this time management is unable to determine the ultimate impact on the Company's financial condition. An adverse outcome of these proceedings could result in material sanctions and/or fines.

Shareholders'  Lawsuit
In April 1993, three former shareholders of the Company filed a lawsuit against the Company and certain of its officers and directors in the United States District Court for the Southern District of New York. Ladenburg, Thalmann & Co., Inc., a former financial advisor to the plaintiffs, was also named as a defendant in the complaint. The complaint alleges that the Company and certain of its officers and directors committed fraud and breached their fiduciary duties to the plaintiffs in connection with the Company's November 1991 repurchase of shares then representing the equivalent of 168,750 current shares of common stock from the plaintiffs by making false and misleading statements and failing to disclose material facts regarding the Company and its prospects.
  The complaint seeks monetary damages in excess of $10 million, rescission of the November 1991 share repurchase, unspecified punitive damages and costs, disbursements and attorney's fees. The Company filed a motion for summary judgment in August 1994 which was granted in part and denied in part in an opinion dated October 11, 1995. The case is awaiting trial which now is scheduled to begin in late April 1997.
  The Company and its officers and directors believe that they have meritorious defenses to any claims by the former shareholders based on the November 1991 repurchase, that any such claims are without merit, and that the Company and its officers and directors should prevail in any such lawsuits. However, there can be no assurance that the Company and its officers and directors will prevail in this lawsuit or that an adverse outcome would not result in significant monetary damages or have a material adverse effect on the Company's financial condition or results of operations.

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

International  Trade  Commission  Complaint
On February 25, 1993, the Company, together with a number of other multi-source pharmaceutical manufacturers and certain chemical manufacturers, was named as a respondent in a complaint filed by MMD and Tanabe before the United States International Trade Commission ("the ITC") captioned Complaint of Marion Merrell Dow, Inc. and Tanabe Seiyaku Co., Ltd. Pursuant to Section 337 of the Tariff Act of 1930. The complaint seeks an order (i) prohibiting the importation of, among other things, the bulk diltiazem purchased by the Company from Orion, and (ii) requiring the Company to immediately stop selling its current diltiazem product, which incorporates bulk diltiazem supplied by Orion, based on the alleged infringement by Orion of a process patent for one method of manufacturing bulk diltiazem.
  On June 1, 1995, the ITC issued its Final Determination ordering the investigation terminated with the finding of no violation of Section 337, of no patent infringement and taking no position on the issue of patent validity and enforceability. On July 20, 1995, MMD and Tanabe filed an appeal with the United States Court of Appeals for the Federal Circuit seeking review of the ITC's Final Determination. On March 7, 1997, the United States Court of Appeals for the Federal Circuit affirmed the ITC's decision finding no infringement. The time for further appeal has not expired.
  Orion has agreed at its expense to defend the Company in this action and the MMD Bulk Diltiazem Lawsuit discussed previously and to indemnify the Company for any damages that might be assessed as a result of the Company's sale of diltiazem obtained from Orion. Although the Company believes that these complaints are without merit, that the Company and Orion have meritorious defenses to these actions, and that the Company should prevail in these lawsuits, there can be no assurance that the Company will prevail or that an adverse outcome would not have a material adverse effect on the Company's financial condition or results of operations.

Subsequent  Event
On January 29, 1997, the Company was served with a complaint in an action pending in the New Jersey Superior Court, Morris County, captioned Warner-Lambert Company v. Copley Pharmaceutical, Inc. and Shubha Chungi. The plaintiff alleges that the Company obtained access to the plaintiff's formula, process and sustained release technology for a procainamide product through improper means. The Company has been marketing its product since 1985. The individual named as a defendant is a former employee of the plaintiff who joined the Company in 1984. The Company believes it has meritorious defenses to the claims asserted by plaintiff and will vigorously defend the case. However, there can be no assurance that the Company will prevail in the lawsuit or that an adverse outcome would not result in significant monetary damages or have a material adverse effect on the Company's financial condition or results of operations.

Other Legal  Proceedings
The Company is subject to other legal proceedings and claims which arise in the ordinary course of business. In the opinion of management, the results of such proceedings will not have a material adverse effect on the Company's financial condition or results of operations.
   The Company has $17.8 million of estimated legal contingency reserves accrued at December 31, 1996. These reserves reflect the Company's estimates of its exposure at December 31, 1996 in its various outstanding legal proceedings described above. Actual settlement amounts may differ from amounts estimated.

M. SUPPLEMENTAL CASH FLOW INFORMATION

The following provides additional information concerning disclosure of cash flow activities:

                                                                  Eleven-month
                                     Year ended     Year ended    period ended
                                    December 31,   December 31,    December 31,
(In thousands)                             1996           1995            1994
--------------------------------------------------------------------------------
Cash paid (refunded) during the period for:
  Interest                             $    241        $   280         $   225
  Income taxes                           (5,062)        (1,741)          3,948

N. RESTRUCTURING

In response to increasing pricing pressures and eroding margins, the Company restructured its operations in the fourth quarter of 1996. The restructuring included the consolidation of warehouse, manufacturing and office sites as well as the write-off of underutilized and idle equipment and, to a lesser extent, reductions in the labor force.

O. QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                         Three-month Periods Ended
                                                        ---------------------------------------------------------             Total
                                                         March 31,        June 30,   September 30,   December 31,       December 31,
(In thousands, except per share data)                        1996            1996            1996           1996               1996
------------------------------------------------------------------------------------------------------------------------------------
Net sales                                               $  24,347       $  35,311       $  32,589      $  31,214          $ 123,461
Gross profit                                                4,648          10,002           7,920          6,860             29,430
Recall related and litigation expenses                        191            (255)            175         12,232 (a)         12,343
Net income (loss)                                          (3,029)          1,702             614        (11,960)(b)        (12,673)
Net income (loss) per share                             $   (0.16)      $    0.09       $    0.03      $   (0.63)         $   (0.66)

                                                                         Three-month Periods Ended
                                                        ---------------------------------------------------------             Total
                                                         March 31,        June 30,   September 30,   December 31,       December 31,
(In thousands, except per share data)                        1995            1995            1995           1995               1995
------------------------------------------------------------------------------------------------------------------------------------
Net sales                                               $  30,893       $  35,148       $  39,232      $  36,885          $ 142,158
Gross profit                                               11,570          12,658          10,807          6,234(c)          41,269
Recall related and litigation expenses                      1,500           2,011          12,827          1,492             17,830
Net income (loss)                                           2,915           1,505          (5,246)        (1,717)            (2,543)
Net income (loss) per share                             $    0.15       $    0.08       $   (0.28)     $   (0.09)         $   (0.13)


(a) Includes an increase in contingency reserves reflecting changes in estimates of the Company's exposure in its various outstanding legal proceedings.
(b) Includes $3.5 million ($2.1 million after taxes) of restructuring expenses.
(c) Includes increased inventory write-offs and increased accounts receivable allowances. The inventory write-offs resulted primarily from normal Company operations and management's decision to discontinue certain of its products during the fourth quarter. The accounts receivable allowances resulted primarily from pricing adjustments related to competitive pressures and from increased government rebates and returns recognized during the fourth quarter.

                           COPLEY PHARMACEUTICAL, INC.
                        REPORT OF INDEPENDENT ACCOUNTANTS

The Board of Directors and Shareholders
Copley Pharmaceutical, Inc.:

We have audited the accompanying consolidated balance sheets of Copley Pharmaceutical, Inc. and subsidiaries ("the Company") as of December 31, 1996 and 1995 and the related consolidated statements of operations, shareholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Copley Pharmaceutical, Inc. and subsidiaries as of December 31, 1996 and 1995 and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.




/S/KPMG Peat Marwick LLP
   Boston, Massachusetts
   January 29, 1997




               MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL REPORTING

The consolidated financial statements and other financial information contained in this annual report on Form 10-K were prepared by management in conformity with generally accepted accounting principles. In preparing these financial statements, reasonable estimates and judgments have been made when necessary.
  Management is responsible for establishing and maintaining a system of internal control, designed to provide reasonable assurance as to the integrity and reliability of the financial records. The concept of reasonable assurance recognizes that there are inherent limitations in any control system and that the cost of maintaining a control system should not exceed the expected benefits to be derived therefrom. Management believes its system of internal control effectively meets its objective of reliable financial reporting.
  The Audit Committee of the Board of Directors is comprised solely of non-employee directors and meets periodically with management and the independent accountants to review and discuss audit findings and other financial and accounting matters. The independent accountants have free access to the Audit Committee, with and without management present, to discuss the results of their audit work.
  The Company's independent accountants are engaged to audit the Company's consolidated financial statements, in accordance with generally accepted auditing standards for the purpose of expressing an opinion on the consolidated financial statements.




/S/Ken E. Starkweather
   Vice President-Finance and Treasurer

                           COPLEY PHARMACEUTICAL, INC.
                        REPORT OF INDEPENDENT ACCOUNTANTS

The Board of Directors and Shareholders
Copley Pharmaceutical, Inc.:

We have audited the consolidated statement of operations, shareholders' equity and cash flows of Copley Pharmaceutical, Inc. for the eleven-month period ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.
  We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Copley Pharmaceutical, Inc. for the eleven-month period ended December 31, 1994 in conformity with generally accepted accounting principles.


/S/Coopers & Lybrand L.L.P
   Boston, Massachusetts
   January 25, 1995

              ITEM 9:CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE

Coopers & Lybrand L.L.P. were previously the principal accountants for the Company. On September 6, 1995, that firm's appointment as principal accountants was terminated and KPMG Peat Marwick LLP were engaged as principal accountants by the Company's Board of Directors.
  In connection with the audit of the eleven-month period ended December 31, 1994 and during the interim period from December 31, 1994, the date of the last audited financial statements, to September 6, 1995, the date of dismissal, there were no disagreements with Coopers & Lybrand L.L.P. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to their satisfaction would have caused them to make reference in connection with their opinion to the subject matter of disagreement.
  The audit report of Coopers & Lybrand L.L.P. on the financial statements of Copley Pharmaceutical, Inc. for the eleven-month transition period ended December 31, 1994 did not contain any adverse opinion or disclaimer of opinion.


                                    PART III

                ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE
                                   REGISTRANT

The information concerning directors and executive officers of the Company required under this Item is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of the Company's year ended December 31, 1996, under the headings "Occupations of Directors and Executive Officers" and "Management and Principal Shareholders."

                         ITEM 11: EXECUTIVE COMPENSATION

The information required under this Item is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of the Company's year ended December 31, 1996, under the heading "Compensation and Other Information Concerning Directors and Officers."

                ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                              OWNERS AND MANAGEMENT

The information required under this Item is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of the Company's year ended December 31, 1996, under the heading "Management and Principal Shareholders."

                   ITEM 13: CERTAIN RELATIONSHIPS AND RELATED
                                  TRANSACTIONS

The information required under this Item is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of the Company's year ended December 31, 1996, under the heading "Certain Relationships and Related Transactions."

                                     PART IV

                ITEM 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULES
                             AND REPORTS ON FORM 8-K

(a)1. CONSOLIDATED FINANCIAL STATEMENTS
   For the following financial  information  included herein see Part II. Item 8

    Consolidated  Balance  Sheets as of December  31, 1996 and December 31, 1995

    Consolidated Statements of Operations for the years ended December 31, 1996 and 1995 and the eleven-month period ended December 31, 1994

    Consolidated Statements of Shareholders' Equity for the eleven-month period ended December 31, 1994 and the years ended December 31, 1995 and 1996

    Consolidated Statements of Cash Flows for the years ended December 31, 1996 and 1995 and the eleven-month period ended December 31, 1994

    Notes to Consolidated Financial Statements

    Reports of Independent Accountants

   2. FINANCIAL STATEMENT SCHEDULES
   Financial statement schedules are not submitted because they are not applicable, not required or because the information is included in the Consolidated Financial Statements or Notes to the Consolidated Financial Statements.

   3. LIST OF EXHIBITS

   Exhibit No.    Description
   -----------------------------------------------------------------------------
   3.1****        Amended and Restated  Certificate of Incorporation  of the
                  Company, as amended.
   3.2*           Amended and Restated By-Laws of the Company.
   4****          Description  of Capital Stock  contained in the Company's
                  Amended and Restated Certificate of Incorporation, as amended, filed as Exhibit 3.1.
   10.1*          Subordinated Convertible Debenture Purchase Agreement between the Company and certain investors dated November 15, 1991.
   10.2*          Registration Rights Agreement between the Company and certain investors dated November 22, 1991.
   10.3*          Industrial Revenue Bond Agreements executed by the Company dated July 15, 1989.
   10.4*          1986 Incentive Stock Option Plan.
   10.5*          1990 Stock Plan.
   10.6++         Amended and Restated 1992 Stock Plan.
   10.7*          1992 Non-Employee Director Stock Plan.
   l0.8*          1992 Employee Stock Purchase Plan.
   10.9*          Employee Stock Ownership Plan.
   10.10****      Profit Sharing and 401(k) Savings Plan, as amended.
   10.11*         Research & Development Cross License and Option to Purchase
                  with Copley R&D Limited Partnership II.
   10.12*         Form of Indemnity Agreement with Directors and Certain
                  Officers.
   10.13**        Employment Agreement, dated as of October 8, 1993, between the
                  Company and Jane C.I. Hirsh.
   10.14**        Form of Employment Agreement between the Company and certain employees.

   Exhibit No.    Description
   -----------------------------------------------------------------------------
   10.15**        Acquisition Agreement, dated as of October 8, 1993, by and among the Company, Hoechst Celanese and HCCP Acquisition
                  Corporation.
   10.16****      Corporate Governance and Standstill Agreement, dated as of
                  October 8, 1993, by and among the Company, Hoechst Celanese and HCCP  Acquisition Corporation,  as  amended.
   10.17**        Stock Purchase Agreement, dated as of October 8, 1993, by and among Hoechst Celanese Corporation, HCCP Acquisition
                  Corporation, Jane C.I. Hirsh, Mark Hirsh, and Advent VI L.P.,
                  Advent Atlantic and Pacific Limited Partnership, Advent
                  Atlantic and Pacific II Limited Partnership, Advent New York
                  L.P., Advent Industrial II, L.P., TA Venture Investors Limited
                  Partnership, Chestnut III Limited Partnership and Chestnut
                  Capital  International  Partnership.
   10.18**        Product Agreement, dated as of October 8, 1993, between
                  Hoechst  Celanese  Corporation  and the  Company.
   10.19**        Confidentiality Agreement, dated as of September 10, 1993, between the Company and Hoechst Celanese  Corporation.
   10.20***       Amended and Restated Loan Agreement dated August 17, 1993
                  between Copley Pharmaceutical, Inc. and The First National
                  Bank of Boston.
   10.21*****     Resignation Agreement dated December 22, 1994 between Anthony
                  A. Bonelli and Copley Pharmaceutical,  Inc.
   10.22+         1995 Non-Employee Director Stock Option Plan.
   10.23+         First Amendment to Amended and Restated Loan Agreement dated as of June 29, 1995 by and between the Company and the First
                  National  Bank of Boston  ("Bank of Boston").
   10.24+         First Amendment to Amended and Restated Promissory Note dated as of June 29, 1995 by and between the Company and Bank of
                  Boston.
   10.25+         First Amendment to Reimbursement Agreement dated as of June
                  29, 1995 by and between the Company and Bank of Boston.
   10.26++        Agreement of Compromise and Settlement dated August 22, 1995.
   10.27++        Supplement to August 22, 1995 Agreement of Compromise and
                  Settlement.
   10.28++        Escrow and Trust Agreement dated August 28, 1995.
   10.29++        Second Amendment to Amended and Restated Loan Agreement dated as of August 30, 1995 by and between the Company and Bank of
                  Boston.
   10.30+++       Stipulation of Compromise and Settlement dated November 17,
                  1995.
   10.31+++       Third Amendment to Amended and Restated Loan Agreement dated as of March 25, 1996 by and between the Company and Bank of
                  Boston.
   10.32++++      Fourth Amendment to Amended and Restated Loan Agreement dated as of July 31, 1996 by and between the Company and Bank of
                  Boston.
   10.33++++      Third Amendment to Amended and Restated Promissory Note dated as of July 31, 1996 by and between the Company and Bank of
                  Boston.
   21             Subsidiaries of the Company.
   23.1           Consent of KPMG Peat Marwick LLP.
   23.2           Consent of Coopers & Lybrand L.L.P.
   27             Financial Data Schedule.

   * Previously filed as exhibits to the Company's Registration Statement on Form S-1 (File No. 33-60324) filed on March 31, 1993 and incorporated herein by reference.
   ** Previously filed as exhibits to the Company's Solicitation/ Recommendation Statement on Schedule 14D-9 dated October 14, 1993 and incorporated herein by reference.
   *** Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarterly period ended October 31, 1993 and incorporated herein by reference.
   **** Previously filed as exhibits to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1994 and incorporated herein by reference.
   ***** Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the eleven-month period ended December 31, 1994 and incorporated herein by reference.
   + Previously filed as exhibits to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1995 and incorporated herein by reference.
   ++ Previously filed as exhibits to the Company's Quarterly Report on Form 10-Q of the quarterly period ended September 30, 1995 and incorporated herein by reference.
   +++ Previously filed as exhibits to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 and incorporated herein by reference.
   ++++ Previously filed as exhibits to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1996 and incorporated herein by reference.

(b)REPORTS ON FORM 8-K
   Form 8-K dated July 9, 1996- Item 5: Other Events. The Company announced that Kenneth N. Larsen will assume the office of the President on an interim basis in place of Dr. Gabriel R. Cipau, who has resigned all positions in the Company.

   Form 8-K dated September 6, 1996- Item 5: Other Events. The Company announced that Ken E. Starkweather has accepted the position of Vice President-Finance, succeeding Barbara Sherrill, who has resigned all positions in the Company.

   No other reports on Form 8-K were filed during the year ended December 31, 1996.

(c)EXHIBITS
   The Company hereby files as exhibits to this Report on Form 10-K those exhibits listed in Item 14(a)(3), above.

(d)FINANCIAL STATEMENT SCHEDULES
   The Company hereby files as financial statement schedules to this Report on Form 10-K those financial statement schedules, if any, listed in Item 14(a)(2), above.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                Copley Pharmaceutical, Inc.

                                By: /S/ KENNETH N. LARSEN
                                -------------------------
                                Kenneth N. Larsen
                                Chairman of the Board
                                (principal executive officer)


                                By: /S/ KEN E. STARKWEATHER
                                ---------------------------
                                Vice President-Finance and Treasurer
                                (principal financial and accounting officer)



Date: March  28, 1997


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature               Title(s)                                Date
--------------------------------------------------------------------------------
/S/KENNETH N. LARSEN
--------------------
Kenneth N. Larsen       Chairman of the Board and Director       March 28, 1997
                        (principal executive officer)

/S/KEN E. STARKWEATHER
----------------------
Ken E. Starkweather     Vice President-Finance and Treasurer     March 28, 1997
                        (principal financial and accounting officer)

/S/ JUDITH FENSTERER
--------------------
Judith Fensterer        Director                                 March 28, 1997

/S/ JANE C.I. HIRSH
-------------------
Jane C.I. Hirsh         President of Copley Pharmaceutical       March 28, 1997
                        International, Inc. and Director

/S/ PETER W. LADELL
-------------------
Peter W. Ladell         Director                                 March 28, 1997

/S/JAMES P. MITCHUM
-------------------
James P. Mitchum        Director                                 March 28, 1997

/S/ AGNES VARIS
---------------
Agnes Varis             Director                                 March 28, 1997

/S/ MARTIN ZEIGER
-----------------
Martin Zeiger           Director                                 March 28, 1997