Form 10-Q
period 1997-03-31
COPLEY PHARMACEUTICAL INC
filed 1997-05-15
CIK 829987

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                                FORM 10-Q

 [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934
           For the quarterly period ended March 31, 1997
                                   OR


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

The number of shares outstanding of the registrant's only class of common stock as of April 30, 1997 was 19,119,235 shares.






<PAGE 2>

                    COPLEY PHARMACEUTICAL, INC.
                             INDEX
           For the Three Months Ended March 31, 1997



PART I.            FINANCIAL INFORMATION                      PAGE NO.

Item 1.  Condensed Consolidated Financial Statements

         Condensed Consolidated Balance Sheets as of
          March 31, 1997 and December 31, 1996                     3

         Condensed Consolidated Statements of Operations
          for the three months ended March 31, 1997
          and 1996                                                 4

         Condensed Consolidated Statements of Cash Flows
          for the three months ended March 31, 1997 and 1996       5

         Notes to Condensed Consolidated Financial Statements    6 - 10


Item 2.  Management's Discussion and Analysis of Results of
          Operations and Changes in Financial Condition         10 - 11


PART II.                OTHER INFORMATION

Item 1.  Legal Proceedings                                        12

Item 6.  Exhibits and Reports on Form 8-K                         12

         Signature                                                13









<PAGE 3>

PART 1.  ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                       COPLEY PHARMACEUTICAL, INC.
                 CONDENSED CONSOLIDATED BALANCE SHEETS
                                              Unaudited
(In thousands, except share data)             MARCH 31,      DECEMBER 31,
                                                 1997            1996
                                             ------------    -----------
ASSETS
Current assets:
Cash and cash equivalents                       $ 10,334       $ 15,974
Available-for-sale securities                     15,739         13,757
Accounts receivable, trade, net                   23,267         26,963
Accounts receivable, related party                   ---             61
Inventories:
  Raw materials                                   11,330         12,580
  Work in process                                  4,584          4,390
  Finished goods                                  10,175         10,161
                                                 -------        -------
Total inventories                                 26,089         27,131

Current deferred tax assets                        6,738          6,548
Other current assets                               7,544          4,241
                                                 -------        -------
  Total current assets                            89,711         94,675

Property, plant and equipment, net                50,782         52,355
Deferred tax assets                                  274            215
Other assets                                       4,372          4,482
                                                 -------        -------
Total assets                                    $145,139       $151,727
                                                 =======        =======

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable, trade                       $  3,729       $  6,360
  Accounts payable, related party                  8,521         10,948
  Current portion of long-term debt                  300            300
  Accrued compensation and benefits                  882          1,398
  Accrued rebates                                  4,356          6,908
  Accrued income taxes                               978            883
  Accrued recall related and litigation expenses  15,638         17,839
  Accrued expenses                                 5,781          1,860
                                                 -------        -------
    Total current liabilities                     40,185         46,496

Long-term debt                                     5,100          5,100

Shareholders' equity:
  Preferred stock, $.01 par value; authorized
    3,000,000 shares; none issued                    ---            ---
  Common stock, $.01 par value; authorized
    60,000,000 shares; issued 25,370,745 shares      254            254
  Additional paid-in capital                      77,982         77,875
  Unrealized holding loss on available-for
    -sale securities                                 (28)           ---
  Retained earnings                               34,206         34,569
  Treasury stock, at cost, 6,251,510 and
    6,266,258 shares outstanding, at March 31,
    1997 and December 31, 1996, respectively     (12,560)       (12,567)
                                                 -------        -------
   Total shareholders' equity                     99,854        100,131
                                                 -------        -------
Total liabilities and shareholders' equity      $145,139       $151,727
                                                 =======        =======

[FN]
The accompanying notes are an integral part of the Condensed Consolidated
 Financial Statements.


<PAGE 4>

                         COPLEY PHARMACEUTICAL, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                           For the three
                                                            months ended
(Unaudited)                                                   March 31,
(In thousands)                                            1997         1996
                                                         ------       ------
Net sales:
    Manufactured products                               $15,534      $17,441
    Distributed products                                 10,282        6,906
                                                         ------       ------
        Net sales                                        25,816       24,347

Cost of goods sold:
    Manufactured products                                12,970       15,222
    Distributed products                                  8,017        4,477
                                                         ------       ------
        Cost of goods sold                               20,987       19,699

            Gross profit                                  4,829        4,648

Operating expenses:
    Research and development                              2,683        3,904
    Selling, marketing and distribution                   1,268        2,053
    General and administrative                            1,478        2,610
    Recall related and litigation                           199          191
                                                         ------       ------
        Income (loss) from operations                      (799)      (4,110)

Interest and other investment income                        303          176
Interest expense                                            (62)         (58)
Other income (expense), net                                  40       (1,031)
                                                         ------       ------
        Income (loss) before income taxes                  (518)      (5,023)

Provision (benefit) for income taxes                       (155)      (1,994)
                                                         ------       ------
Net income (loss)                                       $  (363)     $(3,029)
                                                         ======       ======

Weighted average common shares outstanding:
      Primary                                            19,119      19,070
      Fully diluted                                      19,119      19,070

Earnings (loss) per share:
      Primary                                            $(0.02)     $(0.16)
      Fully diluted                                      $(0.02)     $(0.16)


[FN]

The accompanying notes are an integral part of the Condensed Consolidated
  Financial Statements.




<PAGE 5>

                          COPLEY PHARMACEUTICAL, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                             For the three
                                                              months ended
(Unaudited)                                                     March 31,
(In thousands)                                              1997        1996
                                                           ------      ------
Cash flows from operating activities:
  Net income (loss)                                       $  (363)    $(3,029)
  Adjustments to reconcile net income (loss) to net
    cash provided by (used in) operating activities:
    Depreciation and amortization                           1,824       1,921
    Realized losses (gains) on sales of assets               (141)        238
    Change in deferred taxes                                 (249)       (498)
  Changes in operating assets and liabilities:
    Accounts receivable                                     3,757       8,808
    Inventories                                             1,042      (1,653)
    Other current assets                                   (3,303)     (3,733)
    Other assets, net of amortization                         106      (2,045)
    Accounts payable                                       (5,058)     (5,540)
    Accrued income taxes                                       95       1,178
    Accrued expenses                                       (1,348)       (192)
                                                           ------      ------
      Net cash provided by (used in) operating
        activities                                         (3,638)     (4,545)
                                                           ------      ------

Cash flows from investing activities:
  Capital expenditures                                       (286)     (2,213)
  Purchases of available-for-sale securities               (2,470)        ---
  Proceeds from maturities of available-for-sale
    securities                                                500       5,000
  Proceeds from sales of property, plant and equipment        141         ---
                                                           ------      ------
    Net cash provided by (used in) investing activities    (2,115)      2,787
                                                           ------      ------

Cash flows from financing activities:
  Issuance of common stock to Employee Stock Purchase Plan    113         151
                                                           ------      ------
   Net cash provided by financing activities                  113         151
                                                           ------      ------

Net increase (decrease) in cash and cash equivalents       (5,640)     (1,607)
Cash and cash equivalents at beginning of period           15,974      18,950
                                                           ------      ------
Cash and cash equivalents at end of period               $ 10,334     $17,343
                                                           ======      ======


[FN]
The accompanying notes are an integral part of the Condensed Consolidated
  Financial Statements.

<PAGE 6>

                          COPLEY PHARMACEUTICAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    For the three months ended March 31, 1997

NOTE A - GENERAL

In the opinion of the Company, the accompanying condensed consolidated financial statements contain all normal and recurring adjustments necessary to present fairly the financial position of the Company as of March 31, 1997 and December 31, 1996 and the results of its operations and cash flows for the three months ended March 31, 1997 and 1996. While the Company believes that the disclosures presented are adequate to make the information not misleading, these financial statements should be read in conjunction with the Notes included in the Company's Form 10-K for the year ended December 31, 1996. The results for the three-month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for any future period.

The Company's quarterly and annual operating results are affected by a wide variety of factors that could have a material adverse effect on the Company's business, financial condition, results of operations and stock price. Statements in this Report on Form 10-Q which are not historical facts, so-called "forward-looking statements", are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that all forward-looking statements involve risks and uncertainties, including those detailed in the Company's filings with the Securities and Exchange Commission. See, for example, "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors and Future Trends" contained in the Company's Form 10-K for the year ended December 31, 1996.

NOTE B - RELATED PARTY TRANSACTION

On July 18, 1995, Hoechst Corporation ("HC"), the Company's 51% shareholder, completed its purchase of Marion Merrell Dow, Inc. ("MMD") and changed MMD's name to Hoechst Marion Roussel, Inc. ("HMRI"). This transaction resulted in a related party relationship between the Company and its customer Rugby Laboratories ("Rugby"), which was a subsidiary of MMD and is now a subsidiary of HMRI.

There were no sales to Rugby during the three months ended March 31, 1997. Net sales to Rugby totaled approximately $268,000 for the three months ended March 31, 1996.

In connection with HC's acquisition of its majority interest in the Company, the Company is a party to a Product Agreement with HC pursuant to which the Company is afforded the opportunity under specified conditions to distribute and market the generic version of products sold by Hoechst-Roussel Pharmaceuticals, Inc. ("HRPI"), which was an indirect majority-owned subsidiary of HC. This Product Agreement has an initial term of five years, until November 11, 1998, and continues unless terminated by either party giving one year's notice. On January 1, 1996, HRPI was merged into HMRI.
HMRI has agreed to be bound by the Product Agreement to the extent that HRPI was bound; that is, the Product Agreement continues to be in effect for products manufactured by the former HRPI but not for products manufactured by HMRI prior to the merger with HRPI nor for products developed by HMRI after January 1, 1996. In furtherance of the Product Agreement, the Company and HMRI entered into separate contracts relating to specific products as these products become available for generic distribution. In order to assure continuity of supply under a variety of circumstances and to provide other competitive benefits, the Company has agreed to renegotiate the distribution contracts relating to glyburide and micronized glyburide. As a result, the Company expects increased royalty costs which have been reflected in the current quarter's gross profit results. For the three months ended March 31, 1997 and 1996, approximately $8.2 million and $4.9 million, respectively, of generic versions of products were purchased from HMRI under this Product Agreement.

In connection with HC's acquisition of MMD, on December 5, 1995 the Federal Trade Commission issued its Decision and Order ("Order") which, among other things, requires either HC or MMD to divest its assets relating to research, development, manufacture and sale of the compounds mesalamine and rifampin. For purposes of the Order, Copley is considered part of HC. Both these products are in the developmental stage and Copley has not submitted an ANDA for either product. Copley has agreed to divest its assets relating to mesalamine and rifampin. In April 1997, the Company completed the sale of its rifampin assets to a third party. The Company has entered into an agreement with another third party for the sale of its mesalamine assets which is awaiting Federal Trade Commission approval. The Company expects that it will be compensated by its majority owner if it is not able to obtain a satisfactory price for these assets.

<PAGE 7>

The Company obtains its comprehensive general liability, product liability, excess liability and all risks property insurance coverage through an insurance and risk-sharing arrangement with HC and its parent, Hoechst Aktiengesellschaft ("Hoechst AG"), and its various subsidiaries. Insurance coverage is provided by HC through its wholly-owned insurance subsidiary, as well as by external parties. The Company's total insurance expense for these insurance policies was approximately $1.2 million and $1.3 million, respectively, for the three months ended March 31, 1997 and 1996.

During the three months ended March 31, 1997 and 1996, the Company purchased approximately $10,000 and $370,000, respectively, of bulk raw materials from a chemical company whose president is a member of the Company's Board of Directors.

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


The federal court lawsuits were consolidated in the United States District Court for the District of Wyoming as a multi-district litigation for pre-trial purposes under the caption In Re: Copley Pharmaceutical, Inc. "Albuterol" Products Liability Litigation. The District Court has certified a partial class action for determination of liability only and commenced a jury trial in June 1995. In August 1995, prior to the conclusion of the jury trial, the Company entered into a settlement agreement with the representative plaintiffs in the class action lawsuit. The settlement calls for the Company to receive a general release of all non-death claims in return for contributions by the Company and its insurers of a minimum of $65 million and a maximum of $130 million to settle all non-death claims relating to the Company's manufacture, sale and recall of albuterol. An additional $20 million is allocated under the terms of the settlement as an estimate of the cost of settling claims by persons alleging wrongful death, which claims are limited by the settlement to compensatory damages only and are subject to nonbinding negotiation and arbitration. Within the Company's minimum and maximum contributions, the amount to be paid by the Company is subject to revision based upon the number and seriousness of individual claims eventually filed. On November 15, 1995, the District Court entered its Order giving final approval of the settlement; and that Order has become final and nonappealable.

The settlement agreement requires that the $150 million maximum contribution be funded by an initial $50 million cash deposit and issuance of letters of credit for the remaining balance, to be held by the Albuterol Settlement Trust Fund as security for potential future payments. During the third quarter of 1995, the Company paid $5.1 million to the Albuterol Settlement Trust Fund and obtained approximately $17.1 million in irrevocable stand-by letters of credit to cover its uninsured obligation to fund the settlement agreement. The settlement agreement required an additional $15.0 million cash deposit after the order approving the settlement became final and nonappealable, which occurred in late December 1996. In January 1997, the Company made an additional $2.25 million cash deposit and its stand-by letters of credit have been reduced by a like amount.


<PAGE 8>

The balance of the additional $15.0 million cash deposit is to be funded by a draw upon a letter of credit previously provided by one of the Company's insurers. The $7.35 million cash contributions by the Company are nonrefundable pursuant to the terms of the settlement agreement.

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

The settlement is also subject to certain other contingencies and does not cover certain individuals who previously opted out of the class action. The Company continues to be a defendant in lawsuits that were brought by or on behalf of approximately 65 people who properly opted out of the class action. In May 1997, a settlement was concluded in two lawsuits involving approximately 45 of these persons. The settlement was previously reserved and will not impact future earnings.

Grand Jury Investigation


The Company has received grand jury subpoenas from the United States Attorney's Office in Massachusetts for documents focusing particularly on albuterol and Brompheril(R) products, which were recalled by the Company in December 1993 and September 1994, respectively, but extending beyond these products. The Company is complying with the subpoenas and has cooperated with federal authorities throughout the continuing investigation. The Company is engaged in ongoing discussions about a possible resolution with the Department of Justice and other federal authorities. At this time management is unable to determine the ultimate impact on the Company's financial condition. An adverse outcome could result in material sanctions and/or fines.

Shareholders' Lawsuit

In April 1993, three former shareholders of the Company filed a lawsuit against the Company and certain of its officers and directors in the United States District Court for the Southern District of New York. Ladenburg, Thalmann & Co., Inc., a former financial advisor to the plaintiffs, was also named as a defendant in the complaint. The complaint alleged that the Company and certain of its officers and directors committed fraud and breached their fiduciary duties to the plaintiffs in connection with the Company's November 1991 repurchase of shares. The complaint sought monetary damages in excess of $10 million, rescission of the November 1991 share repurchase, unspecified punitive damages and costs, disbursements and attorney's fees. In April 1997, the Company settled this lawsuit for $525,000. This settlement was previously reserved and will not impact future earnings.


<PAGE 9>

Marion Merrell Dow, Inc. Bulk Diltiazem Lawsuit

In November of 1992, a lawsuit was filed against the Company by MMD and Tanabe Seiyaku Co., Ltd. ("Tanabe") in the United States District Court for the District of Massachusetts captioned Marion Merrell Dow, Inc. and Tanabe Seiyaku Co., Ltd. v. Copley Pharmaceutical, Inc. and Orion Corporation Fermion. MMD and Tanabe allege that the Company and Orion Corporation Fermion ("Orion"), the manufacturer of the Company's bulk diltiazem, are infringing a process patent for one method of manufacturing bulk diltiazem. MMD and Tanabe have alleged that they are the exclusive licensee and patentee, respectively, of such process patent. The complaint seeks a permanent injunction and trebled unspecified monetary damages. The Company has denied all liability in its answer to the complaint. On May 10, 1993, the Court ordered the case administratively closed, staying the case until further notice. On June 27, 1996, the parties jointly moved the Court for an Order further staying the action until 30 days after completion of the related International Trade Commission proceeding discussed below.

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

On June 1, 1996, the ITC issued its Final Determination ordering the investigation terminated with the finding of no violation of Section 337, of no patent infringement and taking no position on the issue of patent validity and enforceability. On July 20, 1996, MMD and Tanabe filed an appeal with the United States Court of Appeals for the Federal Circuit seeking review of the ITC's Final Determination.

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

Warner-Lambert Lawsuit

On January 29, 1997, the Company was served with a complaint in an action pending in the New Jersey Superior Court, Morris County, captioned Warner-Lambert Company v. Copley Pharmaceutical, Inc. et ano. The plaintiff alleges that the Company obtained access to the plaintiff's formula, process and sustained release technology for a procainamide product through improper means. The Company has been marketing its product since 1985. The Company believes it has meritorious defenses to the claims asserted by the plaintiff and will vigorously defend the case. However, there can be no assurance that the Company will prevail in the lawsuit or that an adverse outcome would not result in significant monetary damages or have a material adverse effect on the Company's financial condition or results of operations.


<PAGE 10>

Other Legal Proceedings

The Company is subject to other legal proceedings and claims which arise in the ordinary course of business. In the opinion of management, the results of such proceedings will not have a material adverse effect on the Company's financial condition or results of operations.

The Company has $15.6 million of estimated recall related and legal contingency reserves accrued at March 31, 1997. These reserves reflect the Company's estimates of its exposure at March 31, 1997 in its various outstanding legal proceedings described above. Actual settlement amounts may differ from amounts estimated.



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF  OPERATIONS AND
           CHANGES IN FINANCIAL CONDITION


RESULTS OF OPERATIONS

NET SALES

                                                Three months ended
                                                     March 31,
In thousands                                     1997         1996     Change
------------------------------------------------------------------------------
Manufactured products                         $15,534      $17,441     (10.9)%
Distributed products                           10,282        6,906      48.9 %
                                               ------       ------
     Net sales                                $25,816      $24,347       6.0 %
                                               ======       ======

Net sales for the first quarter of 1997 were $25.8 million, an increase of $1.5 million, or 6.0%, from the same period in 1996. Increased sales volume in distributed products and new product launches occurring later in 1996 more than offset volume reductions in base manufactured products.


GROSS PROFIT

                                                Three months ended
                                                     March 31,
In thousands                                     1997         1996     Change
-----------------------------------------------------------------------------
Manufactured products                          $2,564       $2,219      15.5 %
 As a % of manufactured
   products net sales                            16.5%        12.7%

Distributed products                           $2,265       $2,429      (6.8)%
 As a % of distributed
   products net sales                            22.0%        35.2%

Gross profit                                   $4,829       $4,648       3.9 %
 As a % of net sales                             18.7%        19.1%


The Company's gross profit was $4.8 million or 18.7% of net sales for the first quarter of 1997 compared to $4.6 million or 19.1% of net sales for the same period of 1996. The lower 1997 gross profit percentage reflects an estimated accrual for expected increased royalty costs from the renegotiation of product supply agreements with Hoechst Marion Roussel, Inc. which was substantially offset by reductions in the cost of manufactured products. Refer to Note B for further discussion of the renegotiation of product supply agreements.


OPERATING EXPENSES

                                                Three months ended
                                                     March 31,
In thousands                                     1997         1996     Change
-----------------------------------------------------------------------------
Research and development                       $2,683       $3,904     (31.3)%
 As a % of manufactured
   products net sales                            17.3%        22.4%

Selling, marketing and distribution            $1,268       $2,053     (38.2)%
 As a % of net sales                              4.9%         8.4%

General and administrative                     $1,478       $2,610     (43.4)%
 As a % of net sales                              5.7%        10.7%

Recall related and litigation                  $  199       $  191       4.2 %
 As a % of net sales                              0.8%         0.8%


Research and development expenses decreased 31.3% to $2.7 million for the first quarter of 1997 as compared to $3.9 million for the same period of 1996. Significant reductions in product validation costs were the primary cause of this decrease.

<PAGE 11>

Selling, marketing and distribution expenses decreased 38.2% to $1.3 million for the first quarter of 1997 compared to $2.1 million for the same period of 1996 due to higher advertising and promotional expenses in the prior year and overall cost reductions.

Overall cost reductions, including significantly lower directors' and officers' insurance premiums, and efficiency improvements were the primary reasons for the 43.4% decrease in general and administrative expenses for the first quarter of 1997 when compared to the same period of 1996.

Recall related and litigation expenses for the first quarter of 1997 and 1996 consist primarily of uninsured legal expenses incurred by the Company for representation in its various legal proceedings.

INTEREST AND OTHER INCOME (EXPENSE)

                                                Three months ended
                                                     March 31,
In thousands                                     1997         1996     Change
-----------------------------------------------------------------------------
Interest and other investment income             $303      $   176     72.2 %

Interest expense                                  (62)         (58)    (6.9)%

Other income (expense)                             40       (1,031)     104 %


Interest and other investment income increased to $303,000 for the first quarter of 1997 as compared to $176,000 for the same period of 1996 due to increased average investment holdings.

Other expenses of $1,031,000 for the first quarter of 1996 include approximately $1.0 million incurred in connection with the Company's evaluation of a possible business consolidation which the Company decided not to pursue.



TAXES AND NET INCOME (LOSS)

                                                Three months ended
                                                     March 31,
In thousands                                     1997         1996     Change
-----------------------------------------------------------------------------
Income tax expense (benefit)                    $(155)     $(1,994)     92.2 %

Effective tax rate                              (29.9)%      (39.7)%

Net income (loss)                               $(363)     $(3,029)     88.0 %


The effective tax rate for the first quarter of 1997 increased when compared to the same period of 1996 due primarily to the non-deductible nature of certain expenses.

The net loss for the quarter of $0.4 million or $0.02 per share improved when compared to the net loss of $3.0 million or $0.16 per share for the first quarter of 1996, primarily due to overall cost reductions and efficiency improvements across all departments.



CHANGES IN FINANCIAL CONDITION

CAPITAL RESOURCES AND LIQUIDITY


                                                 March 31,     December 31,
In thousands                                         1997             1996
--------------------------------------------------------------------------
Cash and short-term investments                   $26,073          $29,731

Working capital                                    49,526           48,179

Long-term debt                                      5,100            5,100

Shareholders' equity                               99,854          100,131


Working capital increased $1.3 million from December 31, 1996 to $49.5 million at March 31, 1997 primarily due to working capital generated from operations.

The Company has a working capital line of credit agreement that provides a maximum borrowing capacity of $30.0 million. At March 31, 1997, the Company had $17.1 million of stand-by letters of credit issued under this line of credit. These stand-by letters of credit were obtained by the Company pursuant to the requirements of the Albuterol Settlement Trust Fund to cover its uninsured obligation. Recourse to the letters of credit are contingent on the number of claims filed within certain categories and will not occur until all claims are processed and settlement amounts are recommended by the Special Master.

On April 18, 1997, the outstanding stand-by letters of credit were reduced to $14.85 million to reflect the additional cash funding made to the Settlement Trust during the first quarter of 1997. Refer to Note C for further discussion of the Albuterol Settlement Trust Fund.



<PAGE 12>


PART II.  OTHER INFORMATION



Item 1.		Legal Proceedings



See descriptions of legal proceedings in Note C of Notes to Condensed Consolidated Financial Statements in Part I of this Form 10-Q, which are hereby incorporated by reference herein.


Item 6.     Exhibits and Reports on Form 8-K

         	(a)  Exhibits

     		     10.1  Letter agreement between the Company and Hoechst Marion
                       Roussel, Inc. relating to employment for Ken E. Starkweather.

                 27    Financial Data Schedule

 		(b)  Reports on Form 8-K

                 Form 8-K dated January 13, 1997 - Item 5: Other Events.  The
                  Company announced that Kenneth N. Larsen has retired as President for health reasons but will continue to serve on the Board of Directors and will remain its Chairman.

                 No other reports on Form 8-K were filed during the three
                  months ended March 31, 1997.






<PAGE 13>




                                SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





  Signature                          Titles                           Date
--------------                 -----------------------           ------------


/s/ Ken E. Starkweather         Vice President-Finance
-----------------------           and Treasurer                   May 15, 1997
    Ken E. Starkweather        (principal financial and
                                principal accounting officer)