Form 10-Q
period 1997-06-30
COPLEY PHARMACEUTICAL INC
filed 1997-08-15
CIK 829987

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                                FORM 10-Q

 [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934
           For the quarterly period ended June 30, 1997

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

The number of shares outstanding of the registrant's only class of common stock as of July 31, 1997 was 19,119,235 shares.




<PAGE 2>

                          COPLEY PHARMACEUTICAL, INC.
                                    INDEX
                     For the Six Months Ended June 30, 1997



PART I.            FINANCIAL INFORMATION                          PAGE NO.

Item 1.  Condensed Consolidated Financial Statements

         Condensed Consolidated Balance Sheets as of
          June 30, 1997 and December 31, 1996                         3

         Condensed Consolidated Statements of Operations
          for the three and six months ended June 30,
          1997 and 1996                                               4

         Condensed Consolidated Statements of Cash Flows
          for the six months ended June 30, 1997 and 1996             5

         Notes to Condensed Consolidated Financial Statements       6 - 10


Item 2.  Management's Discussion and Analysis of Results of
          Operations and Changes in Financial Condition            11 - 14


PART II.                OTHER INFORMATION

Item 1.  Legal Proceedings                                            14

Item 4.  Submission of Matters to a Vote of Security Holders          15

Item 6.  Exhibits and Reports on Form 8-K                             15

         Signature                                                    16









<PAGE 3>

PART 1.  Item 1.  Condensed Consolidated Financial Statements

                       COPLEY PHARMACEUTICAL, INC.
                 CONDENSED CONSOLIDATED BALANCE SHEETS
                                                   Unaudited
(In thousands, except share data)                   JUNE 30,     DECEMBER 31,
                                                      1997          1996
                                                    --------      -----------
ASSETS
Current assets:
Cash and cash equivalents                           $  9,717      $  15,974
Available-for-sale securities                         15,965         13,757
Accounts receivable, trade, net                       25,104         27,024
Inventories:
  Raw materials                                       11,986         12,580
  Work in process                                      4,074          4,390
  Finished goods                                      11,004         10,161
                                                     -------        -------
Total inventories                                     27,064         27,131
Prepaid income taxes                                   1,342           ---
Current deferred tax assets                            6,473          6,548
Other current assets                                   4,767          4,241
                                                     -------        -------
  Total current assets                                90,432         94,675

Property, plant and equipment, net                    49,285         52,355
Deferred tax assets                                      200            215
Other assets                                           3,149          4,482
                                                     -------        -------
TOTAL ASSETS                                        $143,066       $151,727
                                                     =======        =======

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable, trade                           $  5,576       $  6,360
  Accounts payable, related party                      7,976         10,948
  Current portion of long-term debt                      300            300
  Accrued compensation and benefits                    1,139          1,398
  Accrued rebates                                      5,892          6,908
  Accrued income taxes                                   ---            883
  Accrued recall relates and litigation expenses       9,194         17,839
  Accrued expenses                                     5,991          1,860
                                                     -------        -------
    Total current liabilities                         36,068         46,496

Accrued recall related and litigation expenses         3,550            ---
Long-term debt                                         5,100          5,100
                                                     -------         -------
TOTAL LIABILITIES                                     44,718         51,596

Shareholders' equity:
  Preferred stock, $.01 par value; authorized
    3,000,000 shares; none issued                        ---            ---
  Common stock, $.01 par value; authorized
    60,000,000 shares; issued 25,370,745 shares          254            254
  Additional paid-in capital                          77,982         77,875
  Unrealized holding loss on available-for-sale
    securities                                          (20)            ---
  Retained earnings                                   32,692         34,569
  Treasury stock, at cost, 6,251,510 and 6,266,258
    shares outstanding, respectively                (12,560)       (12,567)
                                                     -------        -------
   Total shareholders' equity                         98,348        100,131
                                                     -------        -------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY          $143,066       $151,727
                                                     =======        =======

[FN]
The accompanying notes are an integral part of the Condensed Consolidated
 Financial Statements.


<PAGE 4>

                         COPLEY PHARMACEUTICAL, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

   FOR THE THREE                                              FOR THE SIX
    MONTHS ENDED                                              MONTH ENDED
      JUNE 30,              (Unaudited)                         JUNE 30,
  1997       1996   (In thousands, except share data)       1997       1996
-------    -------                                        --------   --------
                    Net sales:
$17,223    $22,608   Manufactured products                 $32,757    $40,049
  8,277     12,703   Distributed products                   18,559     19,609
 ------     ------                                          ------     ------
 25,500     35,311     Net sales                            51,316     59,658

                    Cost of goods sold:
 12,223     16,914   Manufactured products                  25,193     32,136
  6,429      8,395   Distributed products                   14,446     12,872
 ------     ------                                          ------     ------
 18,652     25,309     Cost of goods sold                   39,639     45,008
 ------     ------                                          ------     ------

  6,848     10,002       Gross profit                       11,677     14,650

                    Operating expenses:
  3,566      3,298    Research and development               6,249      7,202
                      Selling, marketing and
  1,051      1,618       distribution                        2,319      5,031
  1,990      2,421    General and administrative             3,466      3,671
  2,167       (255)   Recall related and litigation, net     2,366        (64)
    310       ---     Restructuring                            312        ---
 ------     ------                                          ------     ------
 (2,236)     2,920      Income (loss) from operations       (3,035)    (1,190)

    350        205    Interest and other investment income     653        381
    (68)       (61)   Interest expense                        (130)      (119)
 (1,540)      (288)   Other income (expenses), net          (1,500)    (1,319)
 ------     ------                                          ------     ------
 (3,494)    2,776      Income (loss) before income taxes   (4,012)    (2,247)

 (1,980)     1,074    Provision (benefit) for income taxes  (2,135)      (920)
 ------     ------                                          ------     ------
$(1,514)    $1,702    NET INCOME (LOSS)                    $(1,877)   $(1,327)
 ======     ======                                          ======     ======

                      Weighted average common
                       shares outstanding:
19,119      19,269      Primary                             19,119     19,071
19,119      19,269      Fully diluted                       19,119     19,071

                      Earnings (loss) per share:
$(0.08)      $0.09      Primary                             $(0.10)    $(0.07)
$(0.08)      $0.09      Fully diluted                       $(0.10)    $(0.07)

[FN]

The accompanying notes are an integral part of the Condensed Consolidated
  Financial Statements.




<PAGE 5>

                          COPLEY PHARMACEUTICAL, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                             FOR THE SIX
                                                             MONTHS ENDED
(Unaudited)                                                      JUNE 30,
(In thousands)                                              1997        1996
                                                           ------      ------
Cash flows from operating activities:
  Net income (loss)                                       $(1,877)    $(1,327)
  Adjustments to reconcile net income (loss) to net
    cash provided by (used in) operating activities:
    Depreciation and amortization                           3,628       3,532
    Realized loss on sales of assets                         (116)        518
    Change in deferred taxes                                   90        (121)
  Changes in operating assets and liabilities:
   Decreases (increases) in assets:
    Accounts receivable                                     1,920       1,382
    Inventories                                                67        (866)
    Prepaid income taxes                                   (2,225)      1,867
    Other current assets                                     (526)     (2,595)
    Other assets, net of amortization                       1,324      (2,150)
  Increases (decreases) in liabilities:
    Accounts payable                                       (3,756)     (5,939)
    Accrued expenses                                       (2,239)     (4,171)
                                                           ------      ------
      Net cash provided by (used in) operating
        activities                                         (3,710)     (9,870)
                                                           ------      ------

Cash flows from investing activities:
  Capital expenditures                                       (649)     (5,845)
  Purchases of available-for-sale securities               (8,946)        ---
  Proceeds from maturities of available-for sale            6,800       5,000
    securities
  Proceeds from sales of property, plant and equipment        135         ---
                                                           ------      ------
    Net cash provided by (used in) investing              (2,660)       (845)
      activities
                                                           ------      ------

Cash flows from financing activities:
  Issuance of common stock to Employee Stock Purchase Plan   113         151
                                                           ------      ------
   Net cash provided by (used in) financing activities       113         151
                                                           ------      ------

Net increase (decrease) in cash and cash equivalents       (6,257)    (10,564)
Cash and cash equivalents at beginning of period           15,974      18,950
                                                           ------      ------
Cash and cash equivalents at end of period               $  9,717     $ 8,386
                                                           ======      ======


[FN]
The accompanying notes are an integral part of the Condensed Consolidated
  Financial Statements.

<PAGE 6>
                       COPLEY PHARMACEUTICAL, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   For the six months ended June 30, 1997


 NOTE A - GENERAL
In the opinion of the Company, the accompanying condensed consolidated financial statements contain all normal and recurring adjustments necessary to present fairly the financial position of the Company as of June 30, 1997 and December 31, 1996 and the results of its operations for the three and six months ended June 30, 1997 and 1996, and its cash flows for the six months ended June 30, 1997 and 1996. While the Company believes that the disclosures presented are adequate to make the information not misleading, these financial statements should be read in conjunction with the Notes included in the Company's Form 10-K for the year ended December 31, 1996. The results for the three-month and six-month period ended June 30, 1997 are not necessarily indicative of the results that may be expected for any future period.


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


NOTE B - RELATED PARTY TRANSACTIONS

On July 18, 1995, Hoechst Corporation ("HC"), the Company's 51% shareholder, completed its purchase of Marion Merrell Dow, Inc. ("MMD") and changed MMD's name to Hoechst Marion Roussel, Inc. ("HMRI"). This transaction resulted in a related party relationship between the Company and its customer Rugby Laboratories ("Rugby"), which was a subsidiary of MMD and is now a subsidiary of HMRI. Net sales to Rugby totaled approximately $29,000 and $904,000 for the six months ended June 30, 1997 and 1996, respectively. Total amounts due from Rugby at June 30, 1997 and December 31, 1996, were approximately $39,000 and $61,000, respectively.


In connection with HC's acquisition of its majority interest in the Company, the Company is a party to a Product Agreement with HC pursuant to which the Company is afforded the opportunity under specified conditions to distribute and market the generic version of products sold by Hoechst-Roussel Pharmaceuticals, Inc. ("HRPI"), which was an indirect majority-owned subsidiary of HC. This Product Agreement has an initial term of five years, until November 11, 1998, and continues unless terminated by either party giving one year's notice. On January 1, 1996, HRPI was merged into HMRI.
HMRI has agreed to be bound by the Product Agreement to the extent that HRPI was bound; that is, the Product Agreement continues to be in effect for products manufactured by the former HRPI but not for products manufactured by HMRI prior to the merger with HRPI nor for products developed by HMRI after January 1, 1996. In furtherance of the Product Agreement, the Company and
HMRI enter into separate contracts relating to specific products as these products become available for generic distribution. In order to assure continuity of supply under a variety of circumstances and to provide other competitive benefits, the Company agreed to renegotiate the existing distribution contracts relating to glyburide and micronized glyburide and signed new agreements in July 1997. Also in July 1997, the Company signed a separate agreement for the distribution of pentoxifylline. As a result, the Company expects increased royalty costs which have been reflected in the current quarter's gross profit results. For the six months ended June 30, 1997 and 1996, approximately $13.7 million and $13.4 million, respectively, of generic versions of products were purchased from HMRI under this Product Agreement.


In connection with HC's acquisition of MMD, on December 5, 1995 the Federal Trade Commission issued its Decision and Order ("Order") which, among other things, requires either HC or MMD to divest its assets relating to research, development, manufacture and sale of the compounds mesalamine and rifampin.

<PAGE 7>

For purposes of the Order, Copley is considered part of HC. Both these products were in the developmental stage and the Company had not submitted an ANDA for either product. Copley has agreed to divest its assets relating to mesalamine and rifampin. In April 1997, the Company completed the sale of its rifampin assets to a third party and in June 1997, the Company completed the sale of its mesalamine assets to another third party. The Company expects that it will be compensated by its majority owner if it is determined that it has not obtained a satisfactory price for these assets.


The Company obtains its comprehensive general liability, product liability, excess liability and all risks property insurance coverage through an insurance and risk-sharing arrangement with HC and its parent, Hoechst Aktiengesellschaft ("Hoechst AG"), and its various subsidiaries. Insurance coverage is provided by HC through its wholly-owned insurance subsidiary, as well as by external parties. The Company's total insurance expense for these insurance policies was approximately $2.4 million and $2.5 million, respectively, for the six months ended June 30, 1997 and 1996.


During the six months ended June 30, 1997 and 1996, the Company purchased approximately $26,000 and $92,000, respectively, of bulk raw materials from a chemical company whose president is a member of the Company's Board of Directors.


During the six months ended June 30, 1997 the Company had net sales of approximately $30,000 to Wuxi Chia Tai Copley Pharmaceutical, a Chinese company whose majority owner is Chia Tai Copley Pharmaceutical of which the Company is a 49% partner.


In June 1997, the Company discontinued its partnership participation in MIR Pharmaceutical, a partnership formed to market and manufacture pharmaceutical products in Russia, and whose senior vice president is a member of the Company's Board of Directors. This resulted in a one-time charge which is reflected in other expenses for the current quarter.


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


<PAGE 8>

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


The settlement agreement required an additional $15.0 million cash deposit after the order approving the settlement became final and nonappealable, which occurred in late December 1996. In January 1997, the Company made an additional $2.25 million cash deposit and its stand-by letters of credit have been reduced by a like amount. The balance was funded by a draw upon a letter of credit previously provided by one of the Company's insurers. These cash contributions made by the Company totaling $7.35 million are nonrefundable pursuant to the terms of the settlement agreement.


In August 1997, the Wyoming District Court ordered the Company to make additional cash deposits totaling $3.15 million to fund the Company's portion of payments of settlement amounts for class action cases alleging wrongful death as well as settlements of opt-out cases, legal fees and other related expenses. The Company's stand-by letters of credit will be reduced by a like amount.


Approximately 5,530 proofs of claim (including approximately 540 alleging wrongful death) have been filed with the Special Master appointed by the Court to oversee the Albuterol Settlement Trust Fund. In addition, approximately 860 clients of Jacoby & Meyers, representing nearly all of that firm's clients who are not alleging a death caused by albuterol, have agreed to be treated as if they were class members and class counsel have agreed that these claimants will be paid out of the Albuterol Settlement Trust Fund.


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


The settlement is also subject to certain other contingencies and does not cover certain individuals who previously opted out of the class action. The Company continues to be a defendant in lawsuits that were brought by or on behalf of approximately 65 people who properly opted out of the class action. In May 1997, a settlement was concluded in two lawsuits involving approximately 45 of these persons. The settlement was previously reserved and did not have a material impact on the current quarter's earnings.


Grand Jury Investigation

On May 28, 1997, the Company announced that it had entered into a plea agreement pursuant to which it agreed to waive indictment and plead guilty to a one count Information charging a violation of Title 18, United States Code,
Section 371, a conspiracy to defraud the United States and one of its agencies, the Food and Drug Administration ("FDA"). The Information alleged that Copley made changes in the manufacturing processes for four drugs (only two of which, procainamide 500 mg tablets and potassium chloride tablets, currently are being manufactured by the Company) without proper notification to the FDA and signed false batch records with respect to two of these drugs. As part of the plea agreement, the Company agreed to pay a fine of $10.65 million, $3.55 million of which has been paid with the remainder due in two equal installments in June, 1998 and June, 1999. The Company has revised its reserve for recall related and litigation expenses which resulted in an after-tax charge of approximately $2.0 million. The plea was accepted by the United States District Court for the District of Massachusetts on June 19, 1997.


<PAGE 9>

The plea agreement followed a nearly four year investigation and grand jury subpoenas from the United States Attorney's Office in Massachusetts for documents focusing particularly on albuterol and Brompheril(R) products, which were recalled by the Company in December 1993 and September 1994, respectively, but extending beyond these products. The Company complied with the subpoenas and cooperated with federal authorities throughout the investigation.


Also on May 28, 1997, the Company announced that it had entered into an agreement with the FDA providing for an independent audit of 20 of Copley's ANDAs. The Company is cooperating fully with the FDA and the independent audit commenced in July. The FDA has agreed that during this audit it will continue to review the company's pending ANDAs, accept new ANDAs from the Company, and, where appropriate, approve Copley ANDAs.


Shareholders' Lawsuit


In April 1993, three former shareholders of the Company filed a lawsuit against the Company and certain of its officers and directors in the United States District Court for the Southern District of New York. Ladenburg, Thalmann & Co., Inc., a former financial advisor to the plaintiffs, was also named as a defendant in the complaint. The complaint alleged that the Company and certain of its officers and directors committed fraud and breached their fiduciary duties to the plaintiffs in connection with the Company's November 1991 repurchase of shares. The complaint sought monetary damages in excess of $10 million, rescission of the November 1991 share repurchase, unspecified punitive damages and costs, disbursements and attorney's fees. In April 1997, the Company settled this lawsuit for $525,000. This settlement was previously reserved and did not have a material impact on the current quarter's earnings.


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


<PAGE 10>

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


On March 7, 1997, the United States Court of Appeals for the Federal Circuit affirmed the ITC's decision finding no infringement. A further appeal by MMD to the United States Supreme Court is anticipated.


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


Warner-Lambert Lawsuit


On January 29, 1997, the Company was served with a complaint in an action pending in the New Jersey Superior Court, Morris County, captioned Warner-Lambert Company v. Copley Pharmaceutical, Inc. et ano. The plaintiff alleges that the Company obtained access to the plaintiff's formula, process and sustained release technology for a procainamide product through improper means. The Company has been marketing its product since 1985. On August 5, 1997 this lawsuit was dismissed by Warner-Lambert Company. Under the settlement agreement, Warner-Lambert's action was dismissed with prejudice and all parties will bear their own costs. The Company's legal costs did not have a material impact on the current quarter's earnings.



Other Legal Proceedings


The Company is subject to other legal proceedings and claims which arise in the ordinary course of business. In the opinion of management, the results of such proceedings will not have a material adverse effect on the Company's financial condition or results of operations.


The Company has $12.7 million of estimated recall related and legal contingency reserves accrued at June 30, 1997. These reserves reflect the Company's estimates of its exposure at June 30, 1997 in its various outstanding legal proceedings described above. Actual settlement amounts may differ from amounts estimated.


NOTE D - DEBT

On August 7, 1997, the Company amended its working capital line of credit agreement to replace one of its financial covenants related to profitability with a working capital covenant effective June 30, 1997. At June 30, 1997, the Company had $14.85 million in stand-by letters of credit related to the Albuterol Settlement Trust Fund outstanding under this working capital line of credit agreement. The Company is in the process of reducing its stand-by letters of credit by $3.15 million to reflect its additional cash deposits made pursuant to the August 1997 Court order. Refer to Note C for further discussion of the Albuterol Settlement Trust Fund.


<PAGE 11>


Item 2.  Management's Discussion and Analysis of Results of Operations and
           Changes in Financial Condition

RESULTS OF OPERATIONS




Net Sales
---------------------------------------------------------------------------------------
 For the quarter                                            For the six
     ended                         (In thousands)           months ended
    June 30,          Increase                                 June 30,       Increase
  1997      1996   (Decrease)      (Unaudited)           1997         1996   (Decrease)
---------------------------------------------------------------------------------------
$17,223    $22,608     (23.8)%   Manufactured products   $32,757    $40,049   (18.2)%
  8,277     12,703     (34.8)%   Distributed products     18,559     19,609   ( 5.4)%
 ------     ------                                        ------     ------
$25,500    $35,311     (27.8)%     Net sales             $51,316    $59,658   (14.0)%
=======================================================================================


Net sales for the second quarter of 1997 decreased 27.8% to $25.5 million, compared to $35.3 million for the same period in 1996. Customer consolidations and wholesaler initiatives to reduce their supplier bases continue to exert a downward pressure on both selling prices and volumes. Additionally, new product therapies increasingly have superseded demand for certain of the Company's older products.

The Company's net sales were $51.3 million for the six-month period ended June 30, 1997 as compared to $59.7 million for the same period in 1996.
Increased sales volume of distributed products on a year-to-date basis and new product launches occurring later in 1996 lessened the impact of the volume reductions in base manufactured products and the overall pricing pressures.


In July 1997, the Company launched two new products: pentoxifylline, the generic alternative to Hoechst Marion Roussel's Trental(R), and diclofenac sodium delayed-release tablets, the off-patent version of Ciba-Geigy's Voltaren(R) delayed-release tablets. Pentoxifylline is being marketed under the Company's distribution agreement with Hoechst Marion Roussel, Inc.




Gross Profit


---------------------------------------------------------------------------------------
 For the quarter                                            For the six
     ended                         (In thousands)           months ended
    June 30,          Increase                                 June 30,       Increase
  1997       1996    (Decrease)      (Unaudited)           1997       1996   (Decrease)
---------------------------------------------------------------------------------------
$ 5,000    $ 5,694     (12.2)%   Manufactured products   $ 7,564    $ 7,913   ( 4.4)%
                                 As a % of manufactured
   29.0%      25.2%               products net sales        23.1%      19.8%
---------------------------------------------------------------------------------------
$ 1,848    $ 4,308     (57.1)%   Distributed products    $ 4,113    $ 6,737   (38.9)%
                                 As a % of distributed
   22.3%      33.9%               products net sales        22.2%      34.4%
---------------------------------------------------------------------------------------
$ 6,848    $10,002     (31.5)%   Gross profit            $11,677    $14,650   (20.3)%
   26.9%      28.3%              As a % of net sales        22.8%      24.6%
=======================================================================================



<PAGE 12>

The Company's gross profit was $6.8 million, or 26.9% of net sales, for the second quarter of 1997 as compared to $10.0 million, or 28.3% of net sales, for the same period in 1996. The adverse impact of reduced sales and lower distributed product margins resulting from the revised product supply agreement with Hoechst Marion Roussel, Inc., were partially offset by manufacturing efficiency gains and improved inventory management. Refer to Note B for further discussion of the renegotiation of product supply agreements.

For the six-month period ended June 30, 1997, the Company's gross profit was $11.7 million, or 22.8% of net sales, as compared to $14.7 million or 24.6% of net sales a year earlier.

Operating Expenses


---------------------------------------------------------------------------------------
 For the quarter                                            For the six
     ended                         (In thousands)           months ended
    June 30,          Increase                                 June 30,       Increase
  1997       1996    (Decrease)      (Unaudited)            1997       1996  (Decrease)
---------------------------------------------------------------------------------------
 $3,566     $3,298       8.1 %   Research and development   $6,249    $7,202    (13.2)%
   20.7%      14.6%              As a % of net manufactured    19.1%     18.0%
                                 sales
---------------------------------------------------------------------------------------
                                 Selling, marketing and
 $1,051     $1,618     (35.0)%    distribution              $2,319    $3,671    (36.8)%
    4.1%       4.6%              As a % of net sales           4.5%      6.2%
---------------------------------------------------------------------------------------
 $1,990     $2,421     (17.8)%   General and administrative $3,466    $5,031    (31.1)%
    7.8%       6.9%              As a % of net sales           6.8%      8.4%
---------------------------------------------------------------------------------------
                                 Recall related and
 $2,167     $ (255)      950 %    litigation, net           $2,366    $  (64)   3,797 %
    8.5%     (0.7)%              As a % of net sales           4.6 %   (0.1)%
---------------------------------------------------------------------------------------
 $  310        ---       100 %   Restructuring              $  312       ---      100 %
    1.2%                         As a % of net sales           0.6%

=======================================================================================



Research and development expenses increased slightly to $3.6 million for the second quarter of 1997 as compared to $3.3 million for the same period of
1996. For the six-month period, research and development expenses were $6.2 million as compared to $7.2 million reported in the prior year. Significant reductions in product validation costs were the primary causes of this
decrease.	Selling, marketing and distribution expenses decreased 35.0% to $1.1 million for the second quarter of 1997 as compared to $1.6 million for the same period of 1996. For the six-month period, selling, marketing and distribution expenses decreased 36.8% to $2.3 million compared to $3.7 million reported a year earlier. Higher advertising and promotional expenses in the prior year and overall cost reductions were the primary causes of these decreases.

General and administrative expenses were $2.0 million for the second quarter of 1997 as compared to $2.4 million for the same period in 1996. This decrease was primarily attributable to overall cost reductions, including significantly lower directors' and officers' insurance premiums, and efficiency improvements. For the six-month period ended June 30, 1997, general and administrative expenses totaled $3.5 million compared to $5.0 million a year earlier.

Net recall related and litigation expenses in 1997 include an adjustment to the Company's reserve to reflect the plea agreement with the Massachusetts U.S. Attorney and resultant fine, and other uninsured legal expenses incurred by the Company for representation in its various legal proceedings. Refer to Note B for further discussion of the plea agreement and the Company's other outstanding legal proceedings.

The restructuring charges recorded in 1997 primarily reflect a small reduction in the Company's workforce as part of its previously announced cost reduction initiatives.


<PAGE 13>

Interest and Other Income (Expense)


---------------------------------------------------------------------------------------
   For the quarter                                          For the six
       ended                       (In thousands)           months ended
      June 30,        Increase                                 June 30,       Increase
  1997       1996    (Decrease)      (Unaudited)            1997       1996  (Decrease)
---------------------------------------------------------------------------------------
 $ 350      $ 205       70.7 %   Interest and other        $   653     $381      71.4 %
                                   investment income
---------------------------------------------------------------------------------------
  (68)        (61)     (11.5)%   Interest expense             (130)    (119)     (9.2)%
---------------------------------------------------------------------------------------
 $(1,540)    (288)      (435)%   Other income (expense)     (1,500)  (1,319)    (13.7)%
=======================================================================================



Interest and other investment income increased to $350,000 for the second quarter of 1997 as compared to $205,000 for the same period of 1996 due to increased average investment holdings. For the six-month period, interest and other investment income increased to $653,000 as compared to $381,000 reported a year earlier.

Other expenses of $1.5 million for the six-months ended June 30, 1997 consisted primarily of a one-time charge related to the Company's decision to discontinue its partnership participation in MIR Pharmaceutical, a company formed to manufacture and sell pharmaceutical products in Russia, and to discontinue funding a collaborative effort in the field of ophthalmology. Refer to Note B for further discussion of MIR Pharmaceutical.

Other expenses of $1.3 million for the six months ended June 30, 1996 were primarily comprised of $1.0 million incurred in connection with the evaluation of a possible business consolidation which the Company had decided not to pursue.

Taxes and Net Income (Loss)


---------------------------------------------------------------------------------------
 For the quarter                                            For the six
     ended                         (In thousands)           months ended
    June 30,          Increase                                 June 30,       Increase
  1997       1996    (Decrease)      (Unaudited)            1997       1996  (Decrease)
---------------------------------------------------------------------------------------
 $(1,980)   $1,074     (284) %   Income tax expense        $(2,135)   $ (920)   (132)%
                                   (benefit)
---------------------------------------------------------------------------------------
                                 Effective tax (benefit)
  (56.7)%     38.7%                rate                      (53.2)%    (40.9)%
---------------------------------------------------------------------------------------
 $(1,514)   $1,702     (189) %   Net income (loss)         $(1,877)    $(1,327)  (41) %
=======================================================================================



The effective tax (benefit) rate for 1997 increased when compared to the same periods in 1996 due primarily to the non-deductible nature of certain expenses.

Net loss for the second quarter of 1997 was $1.5 million or $0.08 per share compared to a net profit of $1.7 million or $0.09 per share for the second quarter of 1996. Net income excluding litigation related expenses and previously announced cost reduction initiatives would have been a profit of $0.2 million or $0.01 per share.

For the six-month period ended June 30, 1997, the Company reported a net loss of $1.9 million or $0.10 per share as compared to net loss of $1.3 million or $0.07 per share for the same period in 1996. Excluding the unusual items described above, 1997 earnings would have been a gain of $0.1 million, or less than $0.01 per share. Restated with similar expense items excluded, 1996 earnings would have been a loss of $0.8 million or $0.04 per share.

Consistent downward pressures on both selling prices and volumes continue to erode the Company's profits. Although the Company has been successful in its various cost reductions and efficiency improvements throughout the Company, a continuous stream of new products is needed to offset some of these competitive pressures.


<PAGE 14>

CHANGES IN FINANCIAL CONDITION

Capital Resources and Liquidity

                                      Unaudited
                                       June 30,          December 31,
(In thousands)                           1997                1996
                                      ---------          ------------
Cash and short-term investments       $ 25,682             $ 29,731
Working capital                         54,364               48,179
Long-term debt                           5,100                5,100
Shareholders' equity                    98,348              100,131

Working capital increased $6.2 million from December 31, 1996 to $54.4 million at June 30, 1997 primarily due to working capital generated from operations and the reclassification to long-term liabilities of certain accrued expenses related to the grand jury investigation.

The Company has a working capital line of credit agreement that provides a maximum borrowing capacity of $30.0 million. At June 30, 1997, the Company had $14.85 million of stand-by letters of credit issued under this line of credit. These stand-by letters of credit were obtained by the Company pursuant to the requirements of the Albuterol Settlement Trust Fund to cover its uninsured obligation. Recourse to the letters of credit are contingent on the number of claims filed within certain categories and will not occur until all claims are processed and settlement amounts are recommended by the Special Master.

In August 1997, the Wyoming District Court ordered the Company to make additional cash deposits totaling $3.15 million to fund its portion of payments of settlement amounts for class action cases alleging wrongful death as well as settlements of opt-out cases, legal fees and other related expenses. The Company's stand-by letters of credit will be reduced by a like amount. Refer to Note C for further discussion of the Albuterol Settlement Trust Fund.




PART II.  OTHER INFORMATION


ITEM  1.		LEGAL PROCEEDINGS

See descriptions of legal proceedings in Note C of Notes to Condensed Consolidated Financial Statements in Part I of this Form 10-Q, which are hereby incorporated by reference herein.


ITEM 4.		SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

	(a)  The Annual Meeting of Shareholders of the Company was held on May
30, 1997.

	(b) (1) The following individuals were re-elected to the Board of Directors. The number of votes cast in connection with the re-election of each of the above directors was as follows:

        Director               For          Against      Abstained
        --------              -----         -------      ---------
   Kennrth N. Larsen        15,958,388      149,124       22,905
   Agnes Varis              15,936,726      169,913       23,778
   Martin Zeiger            15,876,164      228,864       25,389

<PAGE 15>


      (c)  (3)   The selection of the firm of KPMG Peat Marwick LLP as auditors for the fiscal year ending December 31, 1997 was ratified by the following vote:


                                        Number of Shares
                                        ----------------
                         For              15,985,051
                         Against              61,929
                         Abstained            83,437

ITEM 6.		EXHIBITS AND REPORTS ON FORM 8-K
          	(a)  Exhibits

                 10.1   Fifth Amendment to Amended and Restated Loan
                         Agreement dated as of August 7, 1997 by and between the Company and the First National Bank of Boston ("Bank of Boston").

                 10.2*  Amended and Restated Glyburide Agreement  effective
                         January 1, 1997 by and between Hoechst Marion Roussel, Inc. and Copley Pharmaceutical, Inc.

                 10.3*  Amended and Restated Micronized Glyburide
                         Agreement effective January 1, 1997 by and between Hoechst Marion Roussel, Inc. and Copley
                         Pharmaceutical, Inc.

                 10.4*  Pentoxifylline Agreement effective January 1, 1997 by and between Hoechst Marion Roussel, Inc. and Copley Pharmaceutical, Inc.

                 27     Financial Data Schedule

* Confidential treatment as to certain portions has been requested pursuant to Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended.



		(b)  Reports on Form 8-K

                 Form 8-K dated May 28, 1997 - Item 5: Other Events The
                  Company announced that it entered into a plea agreement covering all issues investigated by the Massachusetts U.S. Attorney during a nearly three-year-long review.

                 Form 8-K dated June 24, 1997 - Item 5: Other Events.
                  The Company announced a number of cost reduction initiatives and the acceptance of the Company's guilty plea.

                 No other reports on Form 8-K were filed during the three
                  months ended June 30, 1997.


<PAGE 16>


                                SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Signature                         Title                              Date

/s/ Ken E. Starkweather
-------------------------   Vice President-Finance,
    Ken E. Starkweather      Treasurer and Chief Financial     August 14, 1997
                             Officer (principal financial
                             and principal accounting officer)