Form 10-Q
period 1997-09-30
COPLEY PHARMACEUTICAL INC
filed 1997-11-18
CIK 829987

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                                FORM 10-Q

 [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934
           For the quarterly period ended September 30, 1997

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

The number of shares outstanding of the registrant's only class of common stock as of October 31, 1997 was 19,134,767 shares.

<PAGE 2>

                    COPLEY PHARMACEUTICAL, INC.
                             INDEX
           For the Nine Months Ended September 30, 1997



PART I.            FINANCIAL INFORMATION                      PAGE NO.

Item 1.  Condensed Consolidated Financial Statements

         Condensed Consolidated Balance Sheets as of
          September 30, 1997 and December 31, 1996                     3

         Condensed Consolidated Statements of Operations
          for the three and nine months ended September 30,
          1997 and 1996                                                4

         Condensed Consolidated Statements of Cash Flows
          for the nine months ended September 30, 1997 and 1996        5

         Notes to Condensed Consolidated Financial Statements        6 - 11


Item 2.  Management's Discussion and Analysis of Results of
          Operations and Changes in Financial Condition             12 - 15


PART II.                OTHER INFORMATION

Item 1.  Legal Proceedings                                            16

Item 6.  Exhibits and Reports on Form 8-K                             16

         Signature                                                    17

<PAGE 3>

PART 1.  Item 1.  Condensed Consolidated Financial Statements


                       COPLEY PHARMACEUTICAL, INC.
                 CONDENSED CONSOLIDATED BALANCE SHEETS
                                              Unaudited
(In thousands, except share data)            SEPTEMBER 30,   DECEMBER 31,
                                                1997            1996
                                             ------------    -----------
ASSETS
Current assets:
Cash and cash equivalents                       $  9,978       $ 15,974
Available-for-sale securities                     16,366         13,757
Accounts receivable, trade, net                   34,642         27,024
Inventories:
  Raw materials                                    8,937         12,580
  Work in process                                  5,553          4,390
  Finished goods                                  11,488         10,161
                                                 -------        -------
Total inventories                                 25,978         27,131
Prepaid income taxes                               1,134            ---
Current deferred tax assets                        4,930          6,548
Other current assets                               3,081          4,241
                                                 -------        -------
  Total current assets                            96,109         94,675

Property, plant and equipment, net                47,784         52,355
Deferred tax assets                                  ---            215
Other assets                                       3,124          4,482
                                                 -------        -------
Total assets                                    $147,017       $151,727
                                                 =======        =======

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable, trade                       $  3,100       $  6,360
  Accounts payable, related party                 16,952         10,948
  Current portion of long-term debt                  300            300
  Accrued compensation and benefits                  814          1,398
  Accrued rebates                                  9,132          6,908
  Accrued income taxes                               ---            883
  Current portion of accrued recall and litigation 6,664         17,839
  Accrued expenses                                 1,258          1,860
                                                 -------        -------
    Total current liabilities                     38,220         46,496

Accrued recall related and litigation              3,603            ---
Deferred tax liabilities                             192            ---
Long-term debt                                     4,800          5,100
                                                  ------         ------
   Total liabilities                              46,815         51,596

Shareholders' equity:
  Preferred stock, $.01 par value; authorized
    3,000,000 shares; none issued                    ---            ---
  Common stock, $.01 par value; authorized
    60,000,000 shares; issued 25,370,745 shares      254            254
  Additional paid-in capital                      77,064         77,875
  Unrealized holding loss on available-
    for-sale securities                               (9)           ---
  Retained earnings                               34,446         34,569
  Treasury stock, at cost, 6,235,978 and
    6,266,258 shares outstanding, at September
    30, 1997 and December 31, 1996,respectively  (12,553)       (12,567)
                                                 -------        -------
   Total shareholders' equity                    100,202        100,131
                                                 -------        -------
Total liabilities and shareholders' equity      $147,017       $151,727
                                                 =======        =======


[FN]
The accompanying notes are an integral part of the Condensed Consolidated
 Financial Statements.


<PAGE 4>


                         COPLEY PHARMACEUTICAL, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

   For the three                                              For the nine
   months ended                                               months ended
   September 30,              (Unaudited)                     September 30,
  1997       1996   (In thousands, except per share data)    1997      1996
-------    -------                                        --------   --------
                    Net sales:
$19,665    $19,558    Manufactured products                $52,478   $ 59,607
 16,810     13,031    Distributed products                  35,313     32,640
 ------     ------                                          ------    -------
 36,475     32,589     Net sales                            87,791     92,247

                    Cost of goods sold:
 13,864     15,998    Manufactured products                 39,331     48,134
 12,270      8,671    Distributed products                  26,442     21,543
 ------     ------                                          ------    -------
 26,134     24,669     Cost of goods sold                   65,773     69,677
 ------     ------                                          ------    -------

 10,341      7,920       Gross profit                       22,018     22,570

                    Operating expenses:
  2,831      3,003    Research and development               9,080     10,205
                      Selling, marketing and
  1,160      1,416       distribution                        3,478      5,087
  2,068      3,270    General and administrative             5,535      8,301
    227        175    Recall related and litigation, net     2,593        111
   (142)       ---    Restructuring                            170        ---
 ------     ------                                          ------    -------
  4,197         56      Income (loss) from operations        1,162     (1,134)

    360         71   Interest and investment income          1,013        452
   (340)       (63)  Interest expense                         (434)      (182)
    (59)     1,008   Other income (expense), net            (1,559)      (311)
 ------     ------                                          ------    -------
  4,194      1,072      Income (loss) before income taxes      182     (1,175)

  2,440        458    Provision (benefit) for income taxes     305       (462)
 ------     ------                                          ------    -------
$ 1,754    $   614    Net income (loss)                    $  (123)  $   (713)
 ======     ======                                          ======    =======

                      Weighted average common
                       shares outstanding:
19,231      19,225      Primary                             19,124     19,075
19,231      19,261      Fully diluted                       19,124     19,075

                      Earnings (loss) per share:
 $0.09       $0.03     Primary                             $(0.01)    $(0.04)
 $0.09       $0.03     Fully diluted                       $(0.01)    $(0.04)



[FN]

The accompanying notes are an integral part of the Condensed Consolidated
  Financial Statements.




<PAGE 5>



                          COPLEY PHARMACEUTICAL, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                              For the nine
                                                              months ended
(Unaudited)                                                   September 30,
(In thousands)                                              1997       1996
                                                           ------      ------
Cash flows from operating activities:
  Net income (loss)                                       $  (123)     $ (713)
  Adjustments to reconcile net income (loss) to net
    cash provided by (used in) operating activities:
    Depreciation and amortization                           5,411       5,324
    Realized losses (gains) on sales of assets               (183)        952
    Change in deferred taxes                                2,025        (189)

  Changes in operating assets and liabilities:
   Decreases (increases) in assets:
    Accounts receivable                                    (7,618)      5,953
    Inventories                                             1,153        (598)
    Prepaid income taxes                                   (2,017)        ---
    Other current assets                                    1,161          34
    Other assets, net of amortization                       1,253      (2,046)
   Increases (decreases) in liabilities:
    Accounts payable, trade                                 2,744      (6,212)
    Accrued expenses                                       (6,533)      1,797
                                                           ------      ------
      Net cash provided by (used in) operating
        activities                                         (2,727)      4,302
                                                           ------      ------

Cash flows from investing activities:
 Capital expenditures                                        (868)    (7,921)
 Purchases of available-for-sale securities               (13,754)    (7,606)
 Proceeds from sale of available-for-sale securities          ---        715
 Proceeds from maturities of availiable-for-sale securities11,250      5,000
 Proceeds from sales of property, plant and equipment         201         10
                                                            ------     ------
     Net cash provided by (used in) investing activities   (3,171)    (9,802)
                                                           ------      ------

Cash flows from financing activities:
  Issuance of common stock to Employee Stock Purchase Plan    202        306
  Payments of long-term debt                                 (300)      (300)
                                                           ------      ------
   Net cash provided by (used in)financing activities         (98)         6
                                                           ------      ------

Net (decrease) increase in cash and cash equivalents       (5,996)    (5,494)
Cash and cash equivalents at beginning of period           15,974     18,950
                                                           ------      ------
Cash and cash equivalents at end of period               $  9,978    $13,456
                                                           ======      ======




[FN]
The accompanying notes are an integral part of the Condensed Consolidated
  Financial Statements.
<PAGE 6>
COPLEY PHARMACEUTICAL, INC.
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     For the nine months ended September 30, 1997
 Note A - General

In the opinion of the Company, the accompanying condensed consolidated financial statements contain all normal and recurring adjustments necessary to present fairly the financial position of the Company as of September 30, 1997 and December 31, 1996 and the results of its operations for the three and nine months ended September 30, 1997 and 1996, and its cash flows for the nine months ended September 30, 1997 and 1996. While the Company believes that the disclosures presented are adequate to make the information not misleading, these financial statements should be read in conjunction with the Notes included in the Company's Form 10-K for the year ended December 31, 1996. The results for the three-month and nine-month period ended September 30, 1997 are not necessarily indicative of the results that may be expected for any future period.

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

Note B - Related Party Transactions

On July 18, 1995, Hoechst Corporation ("HC"), the Company's 51% shareholder, completed its purchase of Marion Merrell Dow, Inc. ("MMD") and changed MMD's name to Hoechst Marion Roussel, Inc. ("HMRI"). This transaction resulted in a related party relationship between the Company and its customer Rugby Laboratories ("Rugby"), which was a subsidiary of MMD and is now a subsidiary
of HMRI.   Net sales to Rugby totaled approximately $38,000 and $969,000 for the nine months ended September 30, 1997 and 1996, respectively. Total amounts due from Rugby at September 30, 1997 and December 31, 1996, were approximately $6,000 and $61,000, respectively. In connection with HC's acquisition of its majority interest in the Company, the Company is a party to a Product Agreement with HC pursuant to which the Company is afforded the opportunity under specified conditions to distribute and market the generic version of products sold by Hoechst-Roussel Pharmaceuticals, Inc. ("HRPI"), which was an indirect majority-owned subsidiary of HC. This Product Agreement has an initial term of five years, until November 11, 1998, and continues unless terminated by either party giving one year's notice. On January 1, 1996, HRPI was merged into HMRI. HMRI has agreed to be bound by the Product Agreement to the extent that HRPI was bound; that is, the Product Agreement continues to be in effect for products manufactured by the former HRPI but not for products manufactured by HMRI prior to the merger with HRPI nor for products developed by HMRI after January 1, 1996. In furtherance of the Product Agreement, the Company and HMRI enter into separate contracts relating to specific products as these products become available for generic distribution. In order to assure continuity of supply under a variety of circumstances and to provide other competitive benefits, the Company agreed to renegotiate the existing distribution contracts relating to glyburide and micronized glyburide and signed new agreements in July 1997. Also in July 1997, the Company signed a separate agreement for the distribution of pentoxifylline. As a result of these new distribution contracts, the Company has incurred increased royalty costs which have been reflected in the current quarter and year-to-date gross profit results. For the nine months ended September 30, 1997 and 1996, approximately $26.4 million and $21.5 million, respectively, of generic versions of products were purchased from HMRI under this Product Agreement.

In connection with HC's acquisition of MMD, on December 5, 1995 the Federal Trade Commission issued its Decision and Order ("Order") which, among other things, requires either HC or MMD to divest its

<PAGE 7>
 COPLEY PHARMACEUTICAL, INC.
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     For the nine months ended September 30, 1997

 assets relating to research, development, manufacture and sale of the compounds mesalamine and rifampin. For purposes of the Order, Copley is considered part of HC. Both these products were in the developmental stage and the Company had not submitted an ANDA for either product. Copley has agreed to divest its assets relating to mesalamine and rifampin. In April 1997, the Company completed the sale of its rifampin assets to a third party and in June 1997, the Company completed the sale of its mesalamine assets to another third party. The Company expects that it will be compensated by its majority owner if it is determined that it did not obtain a satisfactory price for these assets.

The Company obtains its comprehensive general liability, product liability, excess liability and all risks property insurance coverage through an insurance and risk-sharing arrangement with HC and its parent, Hoechst Aktiengesellschaft ("Hoechst AG"), and its various subsidiaries. Insurance coverage is provided by HC through its wholly-owned insurance subsidiary, as well as by external parties. The Company's total insurance expense for these insurance policies was approximately $3.6 million and $3.8 million, respectively, for the nine months ended September 30, 1997 and 1996.

During the nine months ended September 30, 1997 and 1996, the Company purchased approximately $26,000 and $92,000, respectively, of bulk raw materials from a chemical company whose president is a member of the Company's Board of Directors.

During the nine months ended September 30, 1997 the Company had net sales of approximately $157,000 to Wuxi Chia Tai Copley Pharmaceutical, a Chinese company whose majority owner is Chia Tai Copley Pharmaceutical of which the Company is a 49% partner.

In June 1997, the Company discontinued its partnership participation in MIR Pharmaceutical, a partnership formed to market and manufacture pharmaceutical products in Russia, and whose senior vice president is a member of the Company's Board of Directors. This resulted in a one-time charge which is reflected in other expenses for the second quarter.

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

The settlement agreement requires that the $150 million maximum contribution be funded by an initial $50 million cash deposit and issuance of letters of credit for the remaining balance, to be held by the Albuterol Settlement Trust Fund as security for potential future payments. During the third quarter of 1995, the Company paid $5.1 million to the Albuterol

<PAGE 8>
COPLEY PHARMACEUTICAL, INC.
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     For the nine months ended September 30, 1997


 Settlement Trust Fund and obtained approximately $17.1 million in irrevocable stand-by letters of credit to cover its uninsured obligation to fund the settlement agreement. The settlement agreement required an additional $15.0 million cash deposit after the order approving the settlement became final and nonappealable, which occurred in late December 1996. In January 1997, the Company made an additional $2.25 million cash deposit and its stand-by letters of credit have been reduced by a like amount. The balance was funded by one of the Company's insurers. These cash contributions made by the Company totaling $7.35 million are nonrefundable pursuant to the terms of the settlement agreement. In August 1997, the Wyoming District Court ordered the Company to make additional cash deposits totaling $3.15 million to fund the Company's portion of payments of settlement amounts for class action cases alleging wrongful death as well as settlements of opt-out cases, legal fees and other related expenses. The Company's stand-by letters of credit will be reduced by a like amount. In addition, one of the Company's insurers paid $17.85 million and its letter of credit was released.

Approximately 5,530 proofs of claim (including approximately 540 alleging wrongful death) have been filed with the Special Master appointed by the Court to oversee the Albuterol Settlement Trust Fund. The Special Master has approved approximately 3,160 non-death class action claims totaling approximately $44 million, no awards have been made to approximately 1,800 non-death class action claims and the District Court has given these claimants until December 31, 1997 to supplement their claims. In addition, approximately 850 clients of Jacoby & Meyers, representing nearly all of that firm's clients who are not alleging a death caused by albuterol, have agreed to be treated as if they were class members and class counsel have agreed that these claimants will be paid out of the Albuterol Settlement Trust Fund.

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

The settlement is also subject to certain other contingencies and does not cover certain individuals who previously opted out of the class action. The Company continues to be a defendant in lawsuits that were brought by or on behalf of approximately six people who properly opted out of the class action. In May 1997, a settlement was concluded in two lawsuits involving approximately 45 of these persons. The Company also has settled approximately 30 other lawsuits brought by people who opted-out of the class action suit. The Settlements were previously reserved and did not have a material impact on the current quarter's earnings.

Grand Jury Investigation

On May 28, 1997, the Company announced that it had entered into a plea agreement pursuant to which it agreed to waive indictment and plead guilty to a one count Information charging a violation of Title 18, United States Code,
Section 371, a conspiracy to defraud the United States and one of its agencies, the Food and Drug Administration ("FDA"). The Information alleged that Copley made changes in the manufacturing processes for four drugs (only two of which, procainamide 500 mg tablets and potassium chloride tablets, currently are being manufactured by the Company) without proper notification to the FDA and signed false batch records with respect to two of these drugs. As part of the plea agreement, the Company agreed to pay a fine of $10.65 million, $3.55
<PAGE 9>
COPLEY PHARMACEUTICAL, INC.
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     For the nine months ended September 30, 1997

 million of which was paid in June, 1997, with the remainder due in two equal installments plus interest in June, 1998 and June, 1999. The plea was accepted by the United States District Court for the District of Massachusetts on June 19, 1997.The plea agreement followed a nearly four year investigation and grand jury subpoenas from the United States Attorney's Office in Massachusetts for documents focusing particularly on albuterol and Brompheril(registered trademark)products, which were recalled by the Company in December 1993 and September 1994, respectively, but extending beyond these products. The Company complied with the subpoenas and cooperated with federal authorities throughout the investigation.

Also on May 28, 1997, the Company announced that it had entered into an agreement with the FDA providing for an independent audit of 20 of Copley's ANDAs. The Company is cooperating fully with the FDA and the independent audit commenced in July. The FDA has agreed that during this audit it will continue to review the company's pending ANDAs, accept new ANDAs from the Company, and, where appropriate, approve Copley's ANDAs.

On November 3, 1997 the Company received notification that the Defense Logistics Agency ("DLA") has proposed the Company be debarred from federal government contracting and from directly or indirectly receiving the benefits of certain federal assistance programs. The reason for the proposed debarment is the Company's guilty plea described above. The Company has advised the DLA that it believes the proposed debarment is not warranted. The Company's possibly effected sales to the federal government are not material.

Marion Merrell Dow, Inc. Bulk Diltiazem Lawsuit

In November of 1992, a lawsuit was filed against the Company by MMD and Tanabe Seiyaku Co., Ltd. ("Tanabe") in the United States District Court for the District of Massachusetts captioned Marion Merrell Dow, Inc. and Tanabe Seiyaku Co., Ltd. v. Copley Pharmaceutical, Inc. and Orion Corporation Fermion. MMD and Tanabe allege that the Company and Orion Corporation Fermion "Orion"), the manufacturer of the Company's bulk diltiazem, are infringing a process patent for one method of manufacturing bulk diltiazem. MMD and Tanabe have alleged that they are the exclusive licensee and patentee, respectively, of such process patent. The complaint seeks a permanent injunction and trebled unspecified monetary damages. The Company has denied all liability in its answer to the complaint. On May 10, 1993, the Court ordered the case administratively closed, staying the case until further notice. On June 27, 1996, the parties jointly moved the Court for an Order further staying the action until 30 days after completion of the related International Trade Commission proceeding discussed below.

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

On March 7, 1997, the United States Court of Appeals for the Federal Circuit affirmed the ITC's decision finding no infringement. A further appeal by MMD to the United States Supreme Court has been filed.

<PAGE 10>
COPLEY PHARMACEUTICAL, INC.
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     For the nine months ended September 30, 1997


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

Warner-Lambert Lawsuit

On January 29, 1997, the Company was served with a complaint in an action pending in the New Jersey Superior Court, Morris County, captioned Warner-Lambert Company v. Copley Pharmaceutical, Inc. et ano. The plaintiff alleges that the Company obtained access to the plaintiff's formula, process and sustained release technology for a procainamide product through improper means. The Company has been marketing its product since 1985. On August 5, 1997 this lawsuit was dismissed by Warner-Lambert Company. Under the settlement agreement, Warner-Lambert's action was dismissed with prejudice and all parties will bear their own costs. The Company's legal costs did not have a material impact on the current quarter or year to date earnings.

Subsequent Event

In August, 1997, the Company filed an ANDA for nabumetone which certified that Smithkline Beecham Corporation's ("SB") patent relating to nabumetone was invalid and unenforceable and that the Company was entitled to manufacture and sell nabumetone prior to the December 13, 2002 expiration of SB's nabumetone patent. As a result, on October 31, 1997 the Company was served with a summons and complaint in a patent infringement action entitled Smithkline Beecham Corporation and Beecham Group p.l.c. v. Copley Pharmaceutical, Inc. in the United States District Court for the District of Massachusetts. In their action, plaintiffs allege that because the Company seeks approval of its ANDA to engage in the commercial manufacture, use and sale of nabumetone as claimed in their patent before the patent's expiration, the Company has infringed their nabumetone patent. Plaintiffs seek damages and an injunction against approval of the Company's nabumetone ANDA and its sale of nabumetone prior to December 13, 2002. The manufacturer and supplier of the nabumetone that the Company has designated for use in its ANDA has agreed at its expense to defend the Company in this action and to indemnify the Company for any damages that might be assessed as a result of the Company's sale of nabumetone obtained from the manufacturer. Although the Company believes that this complaint is without merit and the Company has meritorious defenses to these actions, there can be no assurance that the Company will prevail or that an adverse outcome would not have a material adverse effect on the Company's financial condition or results of operation.

Other Legal Proceedings

The Company is subject to other legal proceedings and claims which arise in the ordinary course of business. In the opinion of management, the results of such proceedings will not have a material adverse effect on the Company's financial condition or results of operations.

The Company has $10.3 million of estimated recall related and legal ontingency reserves accrued at September 30, 1997. These reserves reflect the Company's estimates of its exposure at September 30, 1997 in its various legal proceedings described above. Actual settlements amounts may differ from amounts estimated.

Note D - Debt

On August 7, 1997, the Company amended its working capital line of credit agreement to replace one of its financial covenants related to profitability with a working capital covenant effective June 30, 1997. At June 30, 1997, the Company had $14.85 million in stand-by letters of credit related to the Albuterol Settlement Trust Fund outstanding under this working capital line of credit agreement. The Company is in the process of reducing its stand-by letters of credit by
<PAGE 11>
COPLEY PHARMACEUTICAL, INC.
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     For the nine months ended September 30, 1997
$3.15 million to reflect its additional cash deposits made pursuant to the August 1997 Court order. Refer to Note C for further discussion of the Albuterol Settlement Trust Fund.

<PAGE 12>

COPLEY PHARMACEUTICAL, INC.
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
                             CHANGES IN FINANCIAL CONDITION

 Item 2. Management's Discussion and Analysis of Results of Operations and Changes in Financial Condition

Results of Operations





Net Sales
------------------------------------------------------------------------------
  For the quarter                                  For the nine
      ended                   (In thousands)      months ended
   September 30,    Increase                        September 30,    Increase
  1997      1996   (Decrease)   (Unaudited)        1997       1996  (Decrease)
------------------------------------------------------------------------------
$19,665    $19,558  0.5 %   Manufactured products $52,478   $ 59,607   (12.0)%
 16,810     13,031 29.0 %   Distributed products   35,313     32,640     8.2 %
 ------     ------                                 ------     ------
$36,475    $32,589 11.9 %     Net sales           $87,791   $ 92,247    (4.8)%
==============================================================================


Net sales for the third quarter of 1997 increased 11.9% to $36.5 million, compared to $32.6 million for the same period in 1996. This increase was due primarily to the launch of a new distributed product, pentoxifylline.

The Company's net sales were $87.8 million for the nine-month period ended September 30, 1997 as compared to $92.2 million for the same period in 1996. The increase derived from sales of new products and the volume impact from distributed sales was offset by pricing concessions of both manufactured and distributed products accounting for the year-to-date decrease in net sales.

In July 1997, the Company launched two new products: pentoxifylline, the generic alternative to Hoechst Marion Roussel's Trental(registered trademark), and diclofenac sodium delayed-release tablets, the off-patent version of Ciba-Geigy's Voltaren(registered trademark)delayed-release tablets. Pentoxifylline is being marketed under the Company's distribution agreement with Hoechst Marion Roussel, Inc.



Gross Profit
------------------------------------------------------------------------------
  For the quarter                                  For the nine
      ended                   (In thousands)      months ended
   September 30,   Increase                         September 30,   Increase
  1997       1996 (Decrease)   (Unaudited)      1997       1996   (Decrease)
------------------------------------------------------------------------------
$ 5,801    $ 3,560   63.0 %   Manufactured products $13,147   $11,473   14.6 %
                              As a % of manufactured
   29.5%      18.2%           products net sales     25.0%      19.3%
------------------------------------------------------------------------------
$ 4,540    $ 4,360    4.1 %   Distributed products  $ 8,871    $11,097 (20.1)%
                              As a % of distributed
   27.0%      33.5%           products net sales     25.1%      34.0%
------------------------------------------------------------------------------
$10,341    $ 7,920   30.6 %   Gross profit          $22,018    $22,570 (2.4)%
   28.4%      24.3%           As a % of net sales     25.1%      24.5%
==============================================================================


The Company's gross profit was $10.3 million, or 28.4% of net sales, for the third quarter of 1997 as compared to $7.9 million, or 24.3% of net sales, for the same period in 1996. A favorable fluctuation in product mix of manufactured products sold together with the one time purchase price adjustment for distributed products helped improve gross profit for the quarter. Refer to Note B for further discussion of the renegotiation of product supply agreements with Hoechst Marion Roussel, Inc.

For the nine-month period ended September 30, 1997, the Company's gross profit was $22.0 million, or 25.1% of net sales, as compared to $22.6 million or
<PAGE 13>
COPLEY PHARMACEUTICAL, INC.
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
                        CHANGES IN FINANCIAL CONDITION (Continued)

24.5% of net sales a year earlier.



Operating Expenses
------------------------------------------------------------------------------
  For the quarter                                  For the nine
      ended                   (In thousands)       months ended
   September 30,    Increase                     September 30,  Increase
  1997      1996   (Decrease) (Unaudited)          1997     1996 (Decrease)
------------------------------------------------------------------------------
 $2,831   $ 3,003 (5.7)%  Research and development $ 9,080   $10,205  (11.0)%
   14.4%     15.3%        As a % of net sales        17.3%     17.1%
------------------------------------------------------------------------------
                             Selling, marketing and
 $1,160    $ 1,416 (18.1)%   distribution         $ 3,478   $ 5,087  (31.6)%
    3.2%       4.3%          As a % of net sales        4.0%      5.5%
------------------------------------------------------------------------------
 $2,068    $ 3,270 (36.8)%  General and administrative$ 5,535 $ 8,301(33.3)%
    5.7%      10.0%         As a % of net sales          6.3%      9.0%
------------------------------------------------------------------------------
                            Recall related and
 $  227    $   175 29.7 %   litigation, net      $2,593   $   111   2236.0%
    0.6%       0.5%         As a % of net sales         3.0%      0.1%

$  (142)       ---100.0 %   Restruturing      $   170       ---   100.0%
   (0.4)%      ---          As a % of net sales         0.2%      ---
==============================================================================


Research and development expenses decreased to $2.8 million for the third quarter of 1997 as compared to $3.0 million for the same period of 1996. For the nine-month period, research and development expenses were $9.0 million as compared to $10.2 million reported in the prior year. Significant reductions in consulting and product validation cost were the primary causes of this decrease.

Selling, marketing and distribution expenses decreased 18.1% to $1.2 million for the third quarter of 1997 as compared to $1.4 million for the same period of 1996. For the nine-month period, selling, marketing and distribution expenses decreased 31.6% to $3.5 million compared to $5.1 million reported a year earlier. Higher advertising and promotional expenses in the prior year and overall cost reductions were the primary causes of these decreases.

General and administrative expenses were $2.1 million for the third quarter of 1997 as compared to $3.3 million for the same period in 1996. For the nine-month period ended September 30, 1997, general and administrative expenses totaled $5.5 million compared to $8.3 million a year earlier. This decrease was primarily attributable to overall cost reductions, including significantly lower directors' and officers' insurance premiums, and efficiency improvements. Additionally the third quarter of 1996 includes a charge recorded as a result of a major customer's filing for bankruptcy protection and for severance packages for employees who resigned during the quarter.

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

The restructuring charges recorded in 1997 primarily reflect a small reduction in the Company's workforce as part of its previously announced cost reduction initiatives which was partially offset by recoveries made on lease commitments on vacated properties.

<PAGE14>
COPLEY PHARMACEUTICAL, INC.
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
                        CHANGES IN FINANCIAL CONDITION (Continued)






Interest and Other Income, Net
------------------------------------------------------------------------------
  For the quarter                                    For the nine
       ended                   (In thousands)       months ended
    September 30,   Increase                   September 30,   Increase
  1997      1996   (Decrease) Unaudited)         1997      1996  (Decrease)
------------------------------------------------------------------------------
  $ 360    $  71   407 %  Interest and other   $1,013    $  452     124 %
                          investment income
 -----------------------------------------------------------------------------
  (304)      (63)  383 %  Interest expense       (434)     (182)    138 %
------------------------------------------------------------------------------
   (59)    1,008  (106)%  Other income (expense)(1,559)     (311)    401 %
==============================================================================



Interest and other investment income increased to $360,000 for the third quarter of 1997 as compared to $71,000 for the same period of 1996 due to increased average investment holdings. For the nine-month period, interest and other investment income increased to $1,013,000 as compared to $452,000 reported a year earlier.

Interest expense increased 383% for the third quarter of 1997 to $304,000.
The increase is due primarily to the charges relating to grand-jury settlement and interest due on tax adjustment. Refer to note C above for further details regarding the Grand Jury Investigation.

Other expenses of $1.6 million for the nine-months ended September 30, 1997 consisted primarily of a one-time charge related to the Company's decision to discontinue its partnership participation in MIR Pharmaceutical, a company formed to manufacture and sell pharmaceutical products in Russia, and to discontinue funding a collaborative effort in the field of ophthalmology. Refer to Note B for further discussion of MIR Pharmaceutical.



Taxes and Net Income (Loss)
------------------------------------------------------------------------------
  For the quarter                                  For the nine
      ended                  (In thousands)       months ended
   September 30,    Increase                   September 30,    Increase
  1997      1996   (Decrease) (Unaudited)          1997      1996 (Decrease)
------------------------------------------------------------------------------
 $2,440   $   458   433%    Income tax expense  $ 305    $(462)  (166) %
------------------------------------------------------------------------------
  58.2%       42.7%         Effective tax rate    168 %   (39.3)%
------------------------------------------------------------------------------
 $1,754   $   614   186%    Net income (loss)   $(123)    $(713)    83 %
==============================================================================




The effective tax (benefit) rate for 1997 increased when compared to the same periods in 1996 due primarily to nondeductible items.


Net income for the third quarter of 1997 was $1.8 million or $0.09 per share compared to a net profit of $0.6 million or $0.03 per share for the third quarter of 1996.

For the nine-month period ended September 30, 1997, the Company reported a net loss of $0.1 million or $0.01 per share as compared to net loss of $0.7 million or $0.04 per share for the same period in 1996. Excluding the recall related, litigation items and cost reduction initiative, 1997 earnings would have been a gain of $2.7 million, or $0.14 per share. Restated with similar expense items excluded, 1996 earnings would have been a loss of $0.2 million or $0.01 per share.

Although consistent downward pressures on both selling prices and manufactured volumes continue to erode the Company's profits, the increase sales of new products and the various cost reductions and efficiency improvements throughout the Company provide a source of encouragement with regards to future growth.


The Company continues to witness a consolidation of its customers, as chain drug stores and wholesalers merge or consolidate. In addition, a number of the

<PAGE 15>
COPLEY PHARMACEUTICAL, INC.
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
                        CHANGES IN FINANCIAL CONDITION (Continued)

 Company's customers have instituted source programs which limit the number of suppliers of generic pharmaceutical products carried by that customer. As a result of these developments, there is a heightened competition among generic producers for the business of this smaller and more selective customer base.


In the past year, there have been an increasing number of attempts to use federal legislation to extend the patent life of various drugs beyond the term permitted under current statutes. This trend has accelerated during the third quarter. Although the generic drug industry thus far has been successful in defeating these attempts at extending the monopoly of brand name drugs, the Company could be adversely impacted if future legislation is enacted which extends the patent exclusivity of a number of drugs that are expected to come off patent in the coming years.

Forward -looking statements (statements which are not historical facts) in this document are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that all forward-looking statements involve risk and uncertainties, including those risks and uncertainties detailed in the Company's filings with the Securities and Exchange Commission, copies of which are available from the Company.

Changes in Financial Condition


                                      Unaudited
                                     September 30,       December 31,
(In thousands)                           1997                1996
                                     -------------       ------------
Cash and short-term investments         $ 26,344           $ 29,731
Working capital                           57,889             48,179
Long-term debt                             4,800              5,100
Shareholders' equity                     100,202            100,131



Working capital increased $9.7 million from December 31, 1996 to $57.9 million at September 30, 1997 primarily due to working capital generated from operations and the reclassification to long-term liabilities of certain accrued expenses related to the grand jury investigation.

The Company has a working capital line of credit agreement that provides a maximum borrowing capacity of $30.0 million. At September 30, 1997, the Company had $14.85 million of stand-by letters of credit issued under this line of credit. These stand-by letters of credit were obtained by the Company pursuant to the requirements of the Albuterol Settlement Trust Fund to cover its uninsured obligation. Recourse to the letters of credit are contingent on the number of claims filed within certain categories and will not occur until all claims are processed and settlement amounts are recommended by the Special Master.

In August 1997, the Company made additional cash deposits totaling $3.15 million to fund its portion of payments of settlement amounts for class action cases alleging wrongful death as well as settlements of opt-out cases, legal fees and other related expenses. The Company's stand-by letters of credit will be reduced by a like amount. Refer to Note C for further discussion of the Albuterol Settlement Trust Fund.





<PAGE 16>

PART II.  OTHER INFORMATION

Item 1.		Legal Proceedings




See descriptions of legal proceedings in Note C of Notes to Condensed Consolidated Financial Statements in Part I of this Form 10-Q, which are hereby incorporated by reference herein.


Item 6.       Exhibits and Reports on Form 8-K

                  (a) Exhibits
                       None
            		(b) Reports on Form 8-K
             	     No other reports on Form 8-K were filed during the three months ended September 30, 1997.

<PAGE 17>


SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





    Signature                         Title                        Date

/s/ Ken E. Starkweather
-------------------------       Vice President-Finance ,     November 14, 1997
    Ken E. Starkweather       Treasurer and Chief Financial Officer
                              (principal financial and accounting officer)