Form 10-Q/A
period 1997-09-30
COPLEY PHARMACEUTICAL INC
filed 1997-11-19
CIK 829987

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

<PAGE 3>

PART 1.  Item 1.  Condensed Consolidated Financial Statements


                       COPLEY PHARMACEUTICAL, INC.
                 CONDENSED CONSOLIDATED BALANCE SHEETS
                                              Unaudited
(In thousands, except share data)            SEPTEMBER 30,   DECEMBER 31,
                                                1997            1996
                                             ------------    -----------
ASSETS
Current assets:
Cash and cash equivalents                       $  9,978       $ 15,974
Available-for-sale securities                     16,366         13,757
Accounts receivable, trade, net                   34,642         27,024
Inventories:
  Raw materials                                    8,937         12,580
  Work in process                                  5,553          4,390
  Finished goods                                  11,488         10,161
                                                 -------        -------
Total inventories                                 25,978         27,131
Prepaid income taxes                               1,134            ---
Current deferred tax assets                        4,930          6,548
Other current assets                               3,081          4,241
                                                 -------        -------
  Total current assets                            96,109         94,675

Property, plant and equipment, net                47,784         52,355
Deferred tax assets                                  ---            215
Other assets                                       3,124          4,482
                                                 -------        -------
Total assets                                    $147,017       $151,727
                                                 =======        =======

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable, trade                       $  3,100       $  6,360
  Accounts payable, related party                 16,952         10,948
  Current portion of long-term debt                  300            300
  Accrued compensation and benefits                  814          1,398
  Accrued rebates                                  9,132          6,908
  Accrued income taxes                               ---            883
  Current portion of accrued recall and litigation 6,664         17,839
  Accrued expenses                                 1,258          1,860
                                                 -------        -------
    Total current liabilities                     38,220         46,496

Accrued recall related and litigation              3,603            ---
Deferred tax liabilities                             192            ---
Long-term debt                                     4,800          5,100
                                                  ------         ------
   Total liabilities                              46,815         51,596

Shareholders' equity:
  Preferred stock, $.01 par value; authorized
    3,000,000 shares; none issued                    ---            ---
  Common stock, $.01 par value; authorized
    60,000,000 shares; issued 25,370,745 shares      254            254
  Additional paid-in capital                      78,064         77,875
  Unrealized holding loss on available-
    for-sale securities                               (9)           ---
  Retained earnings                               34,446         34,569
  Treasury stock, at cost, 6,235,978 and
    6,266,258 shares outstanding, at September
    30, 1997 and December 31, 1996,respectively  (12,553)       (12,567)
                                                 -------        -------
   Total shareholders' equity                    100,202        100,131
                                                 -------        -------
Total liabilities and shareholders' equity      $147,017       $151,727
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



Taxes and Net Income (Loss)
------------------------------------------------------------------------------
  For the quarter                                  For the nine
      ended                  (In thousands)       months ended
   September 30,    Increase                   September 30,    Increase
  1997      1996   (Decrease) (Unaudited)          1997      1996 (Decrease)
------------------------------------------------------------------------------
 $2,440   $   458   433%    Income tax expense  $ 305    $(462)  (166) %
------------------------------------------------------------------------------
  58.2%       42.7%         Effective tax rate    168 %   (39.3)%
------------------------------------------------------------------------------
 $1,754   $   614   186%    Net income (loss)   $(123)    $(713)   (83) %
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

Changes in Financial Condition


                                      Unaudited
                                     September 30,       December 31,
(In thousands)                           1997                1996
                                     -------------       ------------
Cash and short-term investments         $ 26,344           $ 29,731
Working capital                           57,889             48,179
Accrued recall related and litigation
expense                                    3,603                ---
Long-term debt                             4,800              5,100
Shareholders' equity                     100,202            100,131



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