Form 10-K
period 1997-12-31
COPLEY PHARMACEUTICAL INC
filed 1998-03-31
CIK 829987

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K
            (MARK ONE)

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                       FISCAL YEAR ENDED DECEMBER 31, 1997

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

                         COMMISSION FILE NUMBER: 0-20126

        REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (781)821-6111 SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                          COMMON STOCK, $.01 PAR VALUE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              YES     X   NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

AGGREGATE MARKET VALUE, AS OF MARCH 16, 1998, OF COMMON STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT: $54,239,500.00, BASED ON THE LAST REPORTED SALE PRICE ON THE NASDAQ NATIONAL MARKET.

   NUMBER OF SHARES OF COMMON STOCK OUTSTANDING ON MARCH 16, 1998: 19,153,518

                       DOCUMENTS INCORPORATED BY REFERENCE

THE REGISTRANT INTENDS TO FILE A DEFINITIVE PROXY STATEMENT PURSUANT TO REGULATION 14A WITHIN 120 DAYS OF THE YEAR ENDED DECEMBER 31, 1997. PORTIONS OF SUCH PROXY STATEMENT ARE INCORPORATED BY REFERENCE IN PART III OF THIS REPORT.

                                     PART 1

                                ITEM 1: BUSINESS

Overview
Copley Pharmaceutical, Inc. ("Copley" or the "Company"), established in 1972, develops, manufactures, markets and distributes a broad range of multi-source pharmaceutical products. These products include prescription and over-the-counter ("OTC") drugs and are available in a variety of dosage forms consisting of tablets, solutions, suspensions, syrups, elixirs, jellies, creams, ointments and powders. The Company's product categories include, among others, preparations for neoplasms, endocrine system and metabolic diseases, anti-infective agents, central nervous system and sense organ drugs, respiratory system drugs, cardiovascular system drugs, vitamins and nutrients, and skin preparations. The Company sells its products to prescription and OTC drug distributors, retail chains, wholesalers, hospitals, health maintenance organizations ("HMOs"), other managed care entities and government agencies.
      Multi-source, or generic, drugs are the chemical and therapeutic equivalents of brand-name drugs. They are required to meet similar governmental standards as the brand-name drugs and must receive Food and Drug Administration ("FDA") approval prior to manufacture and sale. Multi-source drugs may be manufactured and marketed only if relevant patents (and any additional government-mandated market exclusivity periods) have expired. These drugs are typically sold under their generic chemical names at prices significantly below those of their brand-name equivalents.
      Forward-looking statements (statements which are not historical facts) in this report are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that all forward-looking statements, including statements about product filings and approvals, raw material supply, net sales, price erosion, gross profit, research and development expenses, selling, marketing and distribution expenses, general and administrative expenses, recall related and litigation expenses, restructuring and other expenses, and interest expense, involve risks and uncertainties, including the risks and uncertainties detailed below, and actual results may differ significantly from those in any forward looking statements.

Generic Drug Market
Generic pharmaceutical sales have increased significantly in recent years, due in part to an increased awareness and acceptance among consumers, physicians and pharmacists that generic drugs are the therapeutic equivalents of brand-name drugs. Among the factors contributing to this increased awareness are the passage of state legislation permitting or encouraging substitution by pharmacists and the FDA's publication of a list of therapeutic equivalent drugs, which provides physicians and pharmacists with generic drug alternatives. In addition, since generic pharmaceutical products are typically sold at prices significantly below those of their brand-name equivalents, various government agencies and many private managed care or insurance programs encourage the prescribing of generic drugs as a cost-savings measure in the purchase of, or reimbursement for, prescription drugs. The Company believes that these factors, coupled with the future patent expirations on widely prescribed brand-name products, will continue to influence the growth in the market for generic drugs.

Product Development Strategy and Products
The Company's product development strategy emphasizes multiple approaches for developing and marketing new drugs. The Company's principal focus is to obtain FDA approval to market equivalent formulations of prescription drugs through the Abbreviated New Drug Application ("ANDA") process. Specifically, the Company seeks a balance between niche products with limited competition and high-volume pharmaceutical products. Additional strategies include plans to introduce OTC drugs once their brand-name equivalents are converted from prescription to OTC status, to market generic versions of certain drugs now manufactured by Hoechst Marion Roussel, Inc. ("HMRI"), a subsidiary of Hoechst Aktiengesellschaft, the Company's indirect 51% fully diluted shareholder, pursuant to the Product Agreement(1) between Copley and Hoechst Corporation ("HC"), and, to a lesser extent, manufacture and market products for sale outside the United States.

(1) In connection with HC's acquisition of its majority interest in the Company, the Company is party to a Product Agreement with HC pursuant to which the Company is afforded the opportunity to distribute and market the generic version of products sold by Hoechst-Roussel Pharmaceutical Inc. ("HRPI"), a former indirect majority owned subsidiary of HC. This Product Agreement has an initial term of five years, until November 11, 1998, and continues unless terminated by either party giving one year's notice. On January 1, 1996, HRPI was merged into HMRI. HMRI has agreed to be bound by the Product Agreement to the extent that HRPI was bound; that is, the Product Agreement continues to be in effect for products manufactured by the former HRPI but not for products manufactured by HMRI prior to the merger with HRPI nor for products developed by HMRI after January 1, 1996. In furtherance of the Product Agreement, the Company and HMRI entered into separate contracts relating to specific products as these products became available for generic distribution. Refer to Note J of the Notes to Consolidated Financial Statements.

ANDA-Approved  Drugs
The Company's core business remains the development and marketing of generic prescription drugs. The Company continues to focus on niche products that offer a significant opportunity for the Company but which may not necessarily attract larger or numerous competitors, either because the market for such drugs is relatively small or because the products employ extended release or other complex delivery systems that are difficult to formulate. The Company also focuses on certain high-volume pharmaceutical products to respond to customer demand that suppliers carry a broad array of products.

Prescription to OTC Conversion
The Company believes that a number of drugs will be reclassified from prescription to OTC over the next several years. The Company also believes the OTC market will expand as consumers more readily choose self-treatment and as drug companies and health care payers urge the FDA to accelerate the approval of OTC products. The Company has experience in this marketplace, having marketed several OTC products, including miconazole nitrate vaginal cream, the generic equivalent of Ortho McNeil's Monistat(R)7 and two minoxidil topical solution products, the off-patent versions of Pharmacia & Upjohn's Rogaine(R). In addition, the Company believes that private label store brands will continue to gain market share within the OTC market.

Generic Versions of HMRI Drugs
The Company's Product Agreement with HC affords the Company the opportunity under specified conditions to distribute and market certain HMRI drug products which HMRI desires to sell in generic form which have become subject to multi-source competition or which HMRI decides to pre-launch in generic version before the relevant patent expires. The Company markets glyburide, the generic version of HMRI's DiaBeta(R), and micronized glyburide, the therapeutic equivalent of Pharmacia & Upjohn's Glynase(R) and HMRI's GluBate(R). Additionally, in July 1997 the Company introduced pentoxifylline, the generic version of HMRI's Trental(R). The Company does not expect to distribute and market any additional new products under the Product Agreement.

Non-U.S.  Markets
The Company plans to continue to manufacture and market products for sale outside of the United States through its wholly-owned subsidiary, Copley Pharmaceutical International, Inc. The Company has entered into certain collaborative arrangements in China and certain republics of the former Soviet Union. During the second quarter of 1997, the Company withdrew from and wrote off its investment in a partnership organized to sell generic drugs in certain republics of the former Soviet Union but will continue to sell products through that partnership. In addition, the Company sells a limited number of its products internationally through distributors. Refer to Note J of the Notes to Consolidated Financial Statements.

As of March 16, 1998 the Company's products include the following:

                                        Number
                                        of Dosage
Products                                Strengths     Brand Name/Company
-------------------------------------------------------------------------------------------------------
Preparations for Neoplasms, Endocrine System and Metabolic Diseases
      glyburide tablets                         3     DiaBeta(R)/Hoechst Marion Roussel, Inc.
      hydrocortisone enema suspension           1     Cortenema(R)/Solvay
      micronized glyburide tablets              2     GluBate(R)/Hoechst Marion Roussel, Inc.
                                                      Glynase(R)/Pharmacia & Upjohn
Anti-Infective Agents
      amantadine HCl syrup                      1     Symmetrel(R)/DuPont Merck
      hydroxychloroquine sulfate tablets        1     Plaquenil(R)/Sanofi-Winthrop
      mebendazole tablets                       1     Vermox(R)/Janssen Research
      miconazole nitrate vaginal cream          1     Monistat(R)7/Ortho McNeil

Central Nervous System and Sense Organ Drugs
     diclofenac sodium delayed-release tablets  3     Voltaren(R)/Ciba-Geigy
     doxepin HCl oral solution                  1     Sinequan(R)/Pfizer
     ethosuximide syrup                         1     Zarontin(R)/Parke-Davis
     fluphenazine HCl concentrate oral solution 1     Prolixin(R)/Apothecon
     fluphenazine HCl elixir                    1     Prolixin(R)/Apothecon
     haloperidol oral solution                  1     Haldol(R)/McNeil
     methazolamide tablets                      2     Neptazane(R)/Storz-Lederle
     naproxen tablets                           3     Naprosyn(R)/Roche

                                       Number
                                       of Dosage
Products                               Strengths      Brand Name/Company
------------------------------------------------------------------------------
Central Nervous System and Sense Organ Drugs
     prochlorperazine maleate tablets           2     Compazine(R)/SmithKline Beecham
     thioridazine HCl oral solution             1     Mellaril(R)/Sandoz
     thiothixene HCl oral solution              1     Navane(R)/Pfizer
     valproic acid syrup                        1     Depakene(R)/Abbott

Respiratory System Drugs
     bromatapp extended release ("ER") tablets  1     Dimetapp Extentabs(R)/Whitehall Robins
     clemastine fumarate syrup                  1     Tavist(R)/Sandoz
     doxylamine succinate tablets               1     Unisom(R)/Pfizer
     R-tannate pediatric suspension             1     Rynatan(R)/Wallace
     R-tannate tablets                          1     Rynatan(R)/Wallace

Vitamins and Nutrients
     B-complex vitamins plus tablets            1     Berocca(R)Plus/Roche
     fluoride tablets                           1     Luride(R)/Colgate
     multivitamins with fluoride tablets        2     Poly-Vi-Flor(R)/Mead Johnson
     multivitamins with fluoride & iron tablets 2     Poly-Vi-Flor(R)with Iron/Mead Johnson
     potassium chloride ER tablets              1     Slow-K(R)/Summit
     prenatal plus iron tablets                 1     Stuartnatal(R)Plus/Wyeth-Ayerst
     prenatal Rx tablets                        1     Natalins(R)Rx/Mead Johnson
     sodium fluoride drops                      1     Luride(R)/Colgate

Cardiovascular System Drugs
     captopril tablets                          4     Capoten(R)/Bristol-Myers Squibb
     diltiazem HCl tablets                      4     Cardizem(R)/Hoechst Marion Roussel, Inc.
     guanabenz acetate tablets                  2     Wytensin(R)/Wyeth-Ayerst
     nadolol tablets                            3     Corgard(R)/Bristol-Myers Squibb
     pentoxifylline tablets                     1     Trental(R)/Hoechst Marion Roussel, Inc.
     procainamide HCl ER tablets                3     Procan(R)SR/Parke-Davis
     quinidine sulfate ER tablets               1     Quinidex Extentabs(R)/Robins

Skin Preparations
     clindamycin phosphate topical solution     1     Cleocin-T(R)/Pharmacia & Upjohn
     clobetasol propionate cream                1     Temovate(R)/Glaxo-Wellcome
     clobetasol propionate ointment             1     Temovate(R)/Glaxo-Wellcome
     lidocaine HCl jelly                        1     Xylocaine(R)/Astra
     minoxidil topical solution 2% for men      1     Rogaine(R)/Pharmacia & Upjohn
     minoxidil topical solution 2% for women    1     Rogaine(R)/Pharmacia & Upjohn
     silver nitrate solution                    1     silver nitrate

Digestive and Genito-Urinary System Drugs
     cholestyramine powder                      1     Questran(R)/Bristol-Myers Squibb

Oral and Dental Agents
     acidulated phosphate fluoride oral rinse   1     Phos-Flur(R)/Colgate

Diagnostic Substances
     copper sulfate solution                    1     copper sulfate

Except for Copley and Brompheril, all brand names, trademarks or registered trademarks appearing in this report are the property of others.

For the year ended December 31, 1997, preparations for neoplasms, endocrine system and metabolic diseases; anti-infective agents; cardiovascular system drugs; and central nervous system and sense organ drugs accounted for 35.9%, 20.7%, 12.2% and 10.5% of net sales, respectively. For the year ended December 31, 1996, preparations for neoplasms, endocrine system and metabolic diseases; anti-infective agents; and central nervous system and sense organ drugs accounted for 36.8%, 22.8% and 10.6% of net sales, respectively. Preparations for neoplasms, endocrine system and metabolic diseases; anti-infective agents; and respiratory system drugs accounted for 47.0%, 15.5% and 10.6% of net sales, respectively, for the year ended December 31, 1995. No other single therapeutic category accounted for more than 10% of the Company's net sales during these periods.


Research and Development
For the years ended December 31, 1997, 1996 and 1995, the Company incurred $11.7 million, $13.7 million and $13.3 million of research and development expenditures, respectively. This level of research and development spending as a percentage of manufacturing net sales exceeds the generic pharmaceutical industry average.
      The Company's research and development activities consist primarily of developing new drug products and improving existing products' manufacturing processes. The development time for new prescription ANDA products, including formulation, bioequivalence and stability testing and the FDA approval process, averages from three to five years. The costs associated with establishing and operating research and development laboratories for analytic chemistry and formulations, conducting biostudies, complying with FDA procedures, completing scale-up and process development and hiring, employing and training technical and scientific staff members have increased in recent years.

Strategic Alternatives
On October 31, 1996, the Company announced that it had retained Oppenheimer & Co. to evaluate strategic alternatives for the Company, including possible business alliances.

Expiration of Governance Agreement
In connection with HC's acquisition of a majority of the Company's outstanding stock in 1993, the Company and HC entered into a Corporate Governance and Standstill Agreement (as amended, the "Governance Agreement"). The purpose of the Governance Agreement was to provide limited protections to the minority shareholders by restricting certain actions HC would otherwise be legally able to take as the holder of a majority of the Company's stock. On October 8, 1998, the Governance Agreement will expire by its terms, with the exception of certain limited protections that will continue in force. Refer to "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" for a more detailed discussion.

Marketing and Distribution
The Company markets its products to approximately 250 customers. For the year ended December 31, 1997, 42.6% of net sales were to drug wholesalers, 35.3% to retail chains, 21.0% to multi-source distributors of the Company's prescription drugs and the remaining 1.1% to government agencies, hospitals and HMOs. Included in wholesaler and multi-source distributor net sales are indirect contract sales negotiated by the Company with non-warehousing retail chains, retail buying groups, hospitals, and managed care entities. The Company sells its drug products under its own "Copley" label and through private label arrangements with multi-source distributors. For the year ended December 31, 1997, one customer accounted for 13.9% of total net sales and no other single customer accounted for more than 10% of the Company's net sales. The Company does not believe that the loss of any one customer would have a material adverse effect on the Company's business or operations.
      Customer service activities are an integral part of the Company's marketing operations. The Company uses its best efforts to maintain adequate inventories, make timely delivery of its products and provide technical and other service support to its customers.

Backlog Orders
The net dollar amount of backlog orders for the Company's products as of December 31, 1997 was approximately $1.8 million as compared with $1.0 million as of December 31, 1996. The Company's backlog orders consist of those orders received by the Company but which the Company had not shipped by the later of two business days following receipt of the order or the customers' requested due date. Although these orders are subject to cancellation without penalty, management expects to fill substantially all of such orders within the current fiscal year.

Raw Materials
The active pharmaceutical ingredient (API) raw materials essential to the Company's business are purchased primarily from U.S. distributors of bulk pharmaceutical chemicals manufactured abroad. Arrangements with foreign raw material suppliers are subject to risk, including the applicability of FDA, customs and other United States or foreign governmental statutes, regulations and clearances, the imposition of export and import duties, political and social instability, possible currency fluctuations and restrictions on the transfer of funds. In addition, the European Community regulatory action to extend the exclusivity period of patented pharmaceuticals, which is dependent upon implementation by the member countries, may make it increasingly difficult to obtain certain raw materials prior to the expiration of the applicable European patents.
      Since the FDA's drug application process requires specification of raw material suppliers, if raw materials from a specified supplier were to become unavailable, the Company would be required to file a supplement to its product filing and revalidate the manufacturing process using the new supplier's materials. This could cause a delay of several months in the manufacture of the drug involved and the consequent loss of potential revenue and market share. The Company attempts to specify two raw material suppliers in all drug applications when a second source has been identified.

Personnel
As of February 28, 1998, the Company had 404 full-time and 5 part-time employees. Of these, 182 were involved in production, 67 in research and development, 66 in quality affairs, 40 in facilities maintenance and engineering, 36 in administration and 18 in sales and marketing.

Competition
The Company competes with the original manufacturers of brand-name drugs that continue to be produced after patent expirations, brand-name pharmaceutical companies that manufacture generic drugs, other generic manufacturers and manufacturers of therapeutically similar drugs that may compete with the Company's drugs. The principal competitive factors in the generic pharmaceutical industry are the ability to introduce equivalents of brand-name drugs promptly after patent expiration, continuity of supply, price, product quality, breadth of product line, customer service and reputation.
      A number of the Company's competitors, including generic divisions and subsidiaries of large brand-name pharmaceutical companies, have substantially greater resources to devote to product development, manufacturing and marketing than the Company. The industry is characterized by rapid technological advances and by the frequent introduction of new products. The Company's competitors may develop their products more rapidly or complete the regulatory approval process sooner, and therefore market their products earlier. New drugs and future developments in alternative drug delivery technologies or other therapeutic techniques may provide therapeutic or cost advantages to competing products.
      Some brand-name competitors try to prevent or discourage the use of generic equivalents through litigation and negative public relations campaigns. Some brand-name competitors have bundled the sale of generic and patented products and also have introduced generic versions of their own branded products prior to the expiration of the patents for such drugs, which have resulted in a greater market share for these companies following expiration of the applicable patents.
      The Company is witnessing a consolidation of its customers, as chain drug stores and wholesalers merge or consolidate. In addition, a number of the Company's customers have instituted source programs which limit the number of suppliers of generic pharmaceutical products carried by that customer. As a result of these developments, there is heightened competition among generic drug producers for the business of this smaller and more selective customer base.

Government Regulation
All pharmaceutical manufacturers are subject to extensive regulation by the federal government, principally the FDA and, to a lesser extent, by state and local governments. The Federal Food, Drug and Cosmetic Act and other federal statutes and regulations govern or influence the testing, manufacture, safety, labeling, storage, record keeping, approval, advertising, promotion, sale and distribution of pharmaceutical products. Noncompliance with applicable requirements can result in fines, recall or seizure of products, total or partial suspension of production and/or distribution, refusal of the government to enter into supply contracts or to approve New Drug Applications ("NDA") or
ANDAs and criminal prosecution. The FDA also has the authority to revoke previously granted drug approvals. Changes in FDA procedures have increased the time and expense involved in obtaining ANDA approvals and in complying with the FDA's current Good Manufacturing Practice ("cGMP") standards. The ANDA drug development and approval process now averages approximately three to five years.
      FDA approval is usually required before each dosage form of any new drug can be marketed. Applications for FDA approval must contain information relating to bioequivalency, product formulation, raw material suppliers, stability, manufacturing processes, packaging, labeling and quality control. FDA procedures require full-scale manufacturing equipment to be used to produce test batches for FDA approval. Validation of manufacturing processes is also required by the FDA before a company can market new products. The FDA conducts pre- and post-approval reviews and plant inspections to implement these rules. Supplemental filings for approval to transfer products from one manufacturing site to another may be under review for a year or more, and certain products may only be approved for transfer if new bioequivalency studies are done. The FDA also has increased the number of regular inspections to determine compliance with its cGMP standards.
      The Waxman-Hatch Act of 1984 extended the established abbreviated application procedure for obtaining FDA approval for generic forms of brand-name drugs originally marketed before 1962 which are off-patent or whose market  exclusivity  has  expired.  This Act also  provides  market  exclusivity provisions which could preclude the submission or delay the approval of a competing ANDA. One such provision allows a five-year market exclusivity period for NDAs involving new chemical compounds and a three-year market exclusivity period for new drug applications (including different dosage forms) containing new clinical investigations essential to the approval of the application. The market exclusivity provisions apply equally to patented and non-patented drug products. Another provision may extend patents for up to five years as compensation for reduction of the effective life of the patent as a result of time spent by the FDA reviewing a drug application. Patents may also be extended pursuant to the terms of the Uruguay Round Agreements Act.
      In the past year there have been an increasing number of attempts to use federal legislation to extend the patent life of various drugs beyond the term permitted under current statutes. Although the generic drug industry thus far has been mostly successful in defeating these attempts at extending the monopoly of brand-name drugs, the Company could be adversely impacted if future legislation is enacted which extends the patent exclusivity of a number of drugs that are expected to come off patent in the coming years.
      The Generic Drug Enforcement Act of 1992 establishes penalties for wrongdoing in connection with the development or submission of an ANDA by authorizing the FDA to permanently or temporarily debar companies or individuals from submitting or assisting in the submission of an ANDA, and to temporarily deny approval and suspend applications to market multi-source drugs. The FDA may suspend the distribution of all drugs approved or developed in connection with certain wrongful conduct and also has authority to withdraw approval of an ANDA under certain circumstances. The FDA can also significantly delay the approval of a pending NDA or ANDA under its "Fraud, Untrue Statements of Material Facts, Bribery, and Illegal Gratuities Policy." Manufacturers of drugs must also comply with the FDA's cGMP standards or risk sanctions such as the suspension of manufacturing or the seizure of drug products and the FDA's refusal to approve additional ANDAs.
      Products marketed outside the United States which are manufactured in the United States are subject to various export statutes and regulations, as well as regulation by the country in which the products are to be sold.
      Medicaid, Medicare and other legislation or programs govern reimbursement levels, including requiring that all pharmaceutical manufacturers rebate to individual states a percentage of their revenues arising from
Medicaid-reimbursed drug sales. The required rebate for generic drug manufacturers is currently 11% of average net sales price for products marketed under ANDAs. For products marketed under NDAs, including the glyburide, micronized glyburide and pentoxifylline distributed by the Company, manufacturers are required to rebate the greater of 15.1% of average net sales price or the difference between average net sales price and the lowest net sales price during a specified period. The Company believes that the federal and/or state governments may continue to enact measures in the future aimed at reducing the cost of drugs to the public. The Company cannot predict the nature of such measures or their impact on the Company's profitability.
      The Company also is governed by federal, state and local laws of general applicability, such as laws regulating working conditions. In addition, the Company is subject, as are manufacturers generally, to various federal, state and local environmental protection laws and regulations, including those governing the discharge of material into the environment. Compliance with such environmental provisions is not expected to have a material effect on the earnings, cash requirements or competitive position of the Company in the foreseeable future. However, no assurance can be given that changes to or compliance with such environmental provisions will not have a material effect on the Company's earnings, cash requirements or competitive position.

                               ITEM 2: PROPERTIES

The Company operates three facilities in the Greater Boston area, including a 251,000 square foot manufacturing facility in Canton, Massachusetts, which houses research and development, regulatory and quality affairs, production and corporate offices. The Canton facility is owned by the Company, which financed its initial acquisition and construction through the issuance of Industrial
Development Revenue Bonds, and is subject to a lien in favor of a commercial lender. Refer to Note G of the Notes to Consolidated Financial Statements. The Company owns and operates a 12,000 square foot manufacturing site in South
Boston. In 1996, the Company entered into a five-year lease with a five-year renewal option for a 68,000 square foot warehousing and distribution facility in Dedham, Massachusetts. During the fourth quarter of 1996, the Company, as part
of  its  restructuring   efforts,   consolidated  its  leased   warehousing  and
distribution facilities into this newly leased warehouse. Additionally, the Company consolidated a packaging site from a leased facility in South Boston to its Canton facility.

                            ITEM 3: LEGAL PROCEEDINGS

The information required under this item is incorporated herein by reference to the Company's Note L of the Notes to Consolidated Financial Statements included herewith.

                   ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF
                                SECURITY HOLDERS

No matters were submitted to a vote of security holders during the last three months of the year ended December 31, 1997.


                                     PART II


                ITEM 5: MARKET FOR REGISTRANT'S COMMON EQUITY AND
                           RELATED SHAREHOLDER MATTERS

The Company's common stock is quoted on The NASDAQ National Market under the symbol "CPLY." The following table sets forth the range of quarterly high and low bid information for the common stock for the years ended December 31, 1996 and 1997:

Year Ended December 31, 1996                             High        Low
--------------------------------------------------------------------------------
First Quarter                                          $20.25     $13.25
Second Quarter                                          18.75      13.25
Third Quarter                                           14.25       9.50
Fourth Quarter                                          15.50       8.75

YEAR ENDED DECEMBER 31, 1997                             HIGH        LOW
--------------------------------------------------------------------------------
FIRST QUARTER                                          $ 9.63     $ 6.50
SECOND QUARTER                                           8.63       4.63
THIRD QUARTER                                            8.13       5.75
FOURTH QUARTER                                           8.88       5.30

As of March 16, 1998, there were approximately 274 shareholders of record and at least 4,300 beneficial holders. The Company has never paid cash dividends on its common stock. The agreement governing the Company's long-term indebtedness contains prohibitions on the payment of cash dividends. The Company has no intention of paying dividends in the foreseeable future.

                         ITEM 6: SELECTED FINANCIAL DATA

The information set forth below should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the Consolidated Financial Statements and Notes thereto included in this Report on Form 10-K. The Consolidated Statements of Operations Data for the years ended December 31, 1997, 1996, 1995 and the eleven-month period ended December 31, 1994, and the fiscal year ended January 31, 1994 are derived from audited consolidated financial statements. The Consolidated Statement of Operations Data for the year ended December 31, 1994 is unaudited and is presented solely for comparative purposes.

                                                                                                     Eleven-month
                                                                                                     period ended      Year ended
                                                           Years ended December 31,                   December 31,     January 31,
(In thousands, except per share data)           1997        1996            1995            1994           1994           1994
----------------------------------------------------------------------------------------------------------------------------------
Statement of Operations Data:
Net sales                                  $ 121,483   $ 123,461       $ 142,158       $ 120,348(c)   $ 113,973(c)   $  86,268
Gross profit                                  29,655      29,430          41,269(b)       52,177         48,318         48,895
Operating expenses:
     Research and development                 11,672      13,682          13,299           9,938          9,057          8,115
     Selling, general and administrative      11,870      19,635(a)       16,324          15,319         14,170         11,454
     Recall related and litigation             3,687      12,343          17,830           4,691          2,766          4,925
Income (loss) from operations                  2,426     (16,230)         (6,184)         22,229         22,325         24,401
Net income (loss)                                564     (12,673)(a)      (2,543)(b)      15,109(c)      15,007(c)       6,370(d)
Diluted earnings (loss)
     per share                             $    0.03   $    (.66)(a)   $    (.13)(b)   $     .78(c)   $     .78(c)   $     .34(d)
Diluted weighted average
     common shares outstanding                19,222      19,081          18,977          19,309         19,273         18,536
Balance Sheet Data:
Working capital                            $  60,080   $  48,179       $  59,365       $  56,704      $  56,704      $  55,444
Total assets                                 145,744     151,727         155,245         152,662        152,662        126,985
Long-term debt                                 4,800       5,100           5,400           5,700          5,700          6,000
Total shareholders' equity                   100,881     100,131         112,524         112,683        112,683         98,588

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

            ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Overview
The Company reported net income of $0.6 million or $0.03 per share for the year ended December 31, 1997. Excluding product recall, other litigation and cost reduction initiatives related items, net income would have been $4.5 million or $0.24 per share. Net sales of $121.5 million were 1.6% lower than 1996. New product launches, primarily the distributed product pentoxifylline, contributed $9.0 million to total revenues. Price erosion slowed in 1997, but prices still fell by 9.9% or $12.2 million. Gross margin improved in 1997 to 24.4% from 23.8% in 1996. Manufacturing process and inventory control improvements more than offset the combined adverse effects of price erosion and the impact of the renegotiated distribution agreements with HMRI. Refer to Note J of the Notes to Consolidated Financial Statements for a further discussion of these agreements. Operating expenses of $23.4 million, excluding restructuring and litigation related items, were 21.5% below 1996 levels. Key events during 1997 included:

o The conclusion of the grand jury investigation of the Company.
o Three product launches, including pentoxifylline.
o The receipt of FDA approval for two products, and the submission of one new ANDA, bringing the total awaiting approval to fifteen.
o Cost reduction initiatives including a company wide reduction in force and the exit from two collaborative ventures, one domestic and one international.

     Forward-looking statements (statements which are not historical facts) in this report are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that all forward-looking statements, including statements about product filings and approvals, raw material supply, net sales, price erosion, gross profit, research and development expenses, selling, marketing and distribution expenses, general and administrative expenses, recall related and litigation expenses, restructuring and other expenses, and interest expense, involve risks and uncertainties, including the risks and uncertainties detailed below, and actual results may differ significantly from those in any forward looking statements.

Net Sales
                          YEAR ENDED                Year ended     Year ended
                          DECEMBER 31,              December 31,   December 31,
(In millions)                1997        Change       1996            1995
--------------------------------------------------------------------------------
Manufactured products      $ 70.9        (10.5)%    $ 79.2          $ 76.3
Distributed products         50.6         14.3%       44.3            65.9
--------------------------------------------------------------------------------
      Net sales            $121.5         (1.6)%    $123.5          $142.2
--------------------------------------------------------------------------------

Net sales for 1997 were $121.5 million, a decrease of 1.6% from 1996 net sales of $123.5 million. Sales volumes of existing products were essentially flat, with price erosion of existing products slightly greater than revenue increases from new products. The Company expects price erosion to be less in 1998 than 1997.
      In 1997 the Company introduced two new manufactured products: procainamide HCl ER 1000 mg. tablets, the off-patent version of Parke-Davis's Procan(R) SR; and diclofenac sodium delayed-release tablets, the off-patent version of Ciba-Geigy's Voltaren(R). The Company also launched one new distributed product, pentoxifylline, the generic version of HMRI's Trental(R).
      Net sales for 1996 were $123.5 million, a decrease of 13.2% from the 1995 net sales of $142.2 million. Increases in volumes of existing products combined with the launches of seven new products in 1996 were insufficient to offset declining prices, principally for glyburide, the Company's major distributed product.

Gross Profit
                          YEAR ENDED                Year ended     Year ended
                          DECEMBER 31,              December 31,   December 31,
(In millions)                1997        Change       1996            1995
--------------------------------------------------------------------------------
Manufactured products       $18.2         21.2%      $15.0           $18.2
As a % of manufactured
   products net sales        25.6%                    18.9%           23.8%
--------------------------------------------------------------------------------
Distributed products        $11.5        (20.4)%     $14.4           $23.1
As a % of distributed
   products net sales        22.7%                    32.5%           35.0%
--------------------------------------------------------------------------------
Gross profit                $29.7          0.8%      $29.4           $41.3
As a % of net sales          24.4%                    23.8%           29.0%
--------------------------------------------------------------------------------

The Company's gross profit increased to $29.7 million, or 24.4% of net sales, for the year ended December 31, 1997 as compared to $29.4 million, or 23.8% of net sales, for the same period in 1996 even though net sales decreased. Manufactured product gross profit for the year ended December 31, 1997 at $18.2 million increased by 21.2% compared to the same period in 1996. Falling prices were more than offset by the combined improvements in manufacturing processes and inventory management. Distributed product gross profits of $11.5 million for the year decreased 20.4% as compared to 1996. The introduction of the new distributed product, pentoxifylline, did not contribute sufficient profit to offset the impacts of falling prices and the renegotiated distribution contracts on existing distributed products. Refer to Note J of the Notes to Consolidated Financial Statements.
      For the year ended December 31, 1996, the Company's gross profit decreased to $29.4 million or 23.8% of net sales, as compared to $41.3 million, or 29.0% of net sales for the same period in 1995. The decrease was primarily due to the continued price erosion on the Company's products partially offset by cost reductions resulting from improvements in manufacturing processes and inventory management.

Operating Expenses
                          YEAR ENDED                Year ended     Year ended
                          DECEMBER 31,              December 31,   December 31,
(In millions)                1997        Change       1996            1995
--------------------------------------------------------------------------------
Research and development   $11.7       (14.7)%      $13.7          $13.3
As a % of manufactured
   products net sales       16.5%                    17.3%          17.4%
--------------------------------------------------------------------------------
Selling, marketing and
   distribution            $ 4.6       (28.1)%      $ 6.4          $ 5.4
As a % of net sales          3.8%                     5.2%           3.8%
--------------------------------------------------------------------------------
General and administrative $ 7.1       (26.9)%      $ 9.7          $10.9
As a % of net sales          5.9%                     7.9%           7.7%
--------------------------------------------------------------------------------
Recall related and
   litigation              $ 3.7       (70.1)%      $12.3          $17.8
As a % of net sales          3.0%                    10.0%          12.5%
--------------------------------------------------------------------------------
Restructuring              $ 0.2       (95.2)%      $ 3.5             --
As a % of net sales          0.1%                     2.8%
--------------------------------------------------------------------------------

Research and development expenses decreased 14.7% to $11.7 million for the year ended December 31, 1997 as compared to $13.7 million for the same period in 1996. Most of this cost reduction is attributed to lower product validation costs, primarily a function of process improvements in the manufacture of validation batches. During 1996, research and development costs increased 2.9% to $13.7 million as compared to $13.3 million for the same period in 1995. The Company expects research and development costs to increase in 1998 consistent with its plan to increase the number of ANDA submissions as compared to 1997.
      Selling, marketing and distribution expenses decreased 28.1% to $4.6 million for the year ended December 31, 1997 as compared to $6.4 million for the previous year. Factors included in this cost reduction are reduced promotion and advertising expenditures, and cost savings related to restructurings in December 1996 and June 1997. During 1996, selling, marketing, and distribution expenses increased 18.6% to $6.4 million from $5.4 million in the prior year. Much of the 1996 increase was attributable to higher advertising and promotional expenses.
      General and administrative expenses decreased 26.9% to $7.1 million as compared to $9.7 million a year earlier, the second consecutive year of decreased cost. Significant among these costs reductions in 1997 were savings in compensation and benefits and a reduction in the cost of insurance premiums.
      Recall related and litigation expenses for 1997 totaled $3.7 million, significantly below charges of $12.3 million taken in 1996. The 1997 charges included an adjustment to the 1996 reserve upon the Company's entry of a plea in the grand jury investigation, and a smaller adjustment to the outstanding reserve for remaining outstanding claims related to the albuterol product liability cases. Refer to Note L of the Notes to Consolidated Financial Statements for further discussion of these items.
      In response to the increasing pricing pressures and eroding margins, the Company restructured its operations in the fourth quarter of 1996. The restructuring included the consolidation of warehouse, manufacturing and office sites as well as the write off of underutilized and idle equipment and, to a lesser extent, reductions in the labor force. The Company had a second reduction in labor force during the second quarter of 1997.

Interest and Other Income (Expense)

                                     YEAR ENDED     Year ended     Year ended
                                     DECEMBER 31,   December 31,   December 31,
(In millions)                          1997           1996           1995
--------------------------------------------------------------------------------
Interest and other investment income  $ 1.4          $ 0.7          $ 1.1
--------------------------------------------------------------------------------
Interest expense                       (0.6)          (0.2)          (0.3)
--------------------------------------------------------------------------------
Other income (expense), net            (1.6)          (0.1)          (0.2)
--------------------------------------------------------------------------------

Interest and other investment income increased $0.7 million during 1997 to $1.4 million as compared to 1996 and is primarily attributable to increased average cash available to invest. Interest expense also increased in 1997, by $0.4 million. Much of this increase relates to interest from a partial resolution of an ongoing investigation by the Internal Revenue Service. Other income (expense), net in 1997 is a charge of $1.6 million. This charge is primarily related to cost reduction initiatives which include the write-off of assets related to the Company's exit from a partnership in certain republics of the former Soviet Union and the discontinuance of the Company's participation in a collaborative research effort in the field of ophthalmology. Refer to Note J of the Notes to Consolidated Financial Statements.

Taxes and Net Income (Loss)
                                     YEAR ENDED     Year ended     Year ended
                                     DECEMBER 31,   December 31,   December 31,
(In millions)                          1997           1996           1995
--------------------------------------------------------------------------------
Income tax expense (benefit)          $ 1.1         $ (3.2)        $ (3.0)
--------------------------------------------------------------------------------
Effective tax rate                     66.5%         (20.3)%        (54.2)%
Net income (loss)                     $ 0.6         $(12.7)        $ (2.5)
--------------------------------------------------------------------------------

The effective tax rates increased in both 1997 and 1996 compared to 1995 due primarily to the nondeductible nature of expenses associated with the resolution of the grand jury investigation relating to the Company. Refer to Note L of the Notes to Consolidated Financial Statements for a further discussion of this matter.
      For the year ended December 31, 1997, the Company reported a net income of $0.6 million, or $0.03 per share, compared to a net loss of $12.7 million, or $0.66 per share, for the same period in 1996. Excluding recall related and litigation, restructuring and other charges related to cost reduction initiatives, 1997 earnings would have been a net profit of $4.5 million, or $0.24 per share. If 1996 had been restated to exclude similar items, it would have resulted in a net loss of $0.1 million, or $0.01 per share.

Risk Factors and Future Trends
Forward-looking statements (statements which are not historical facts) in this report are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that all forward-looking statements, including statements about product filings and approvals, raw material supply, net sales, price erosion, gross profit, research and development expenses, selling, marketing and distribution expenses, general and administrative expenses, recall-related and litigation expenses, restructuring and other expenses, and interest expense, involve risks and uncertainties, including the risks and uncertainties detailed below, and actual results may differ significantly from those in any forward looking statements.
      The Company's future results of operations depend on its ability to obtain FDA approval of ANDAs for its new products, to procure a continuous supply of raw materials, to validate its manufacturing processes used to produce consistent test batches for FDA approval and to receive continued customer acceptance of its products. Raw materials are generally available from several sources although this may not always be the case. Since the ANDA process requires specification of raw material suppliers, if raw materials from specified suppliers become unavailable, the Company would be required to file a supplement to its product filing and revalidate the manufacturing process using a new supplier's materials. This could cause a delay of several months in the manufacture of the drug involved and the consequent loss of potential revenue and market share. Additionally, there is often a time lag, sometimes significant, between the receipt of ANDA approval and the actual marketing of the approved product due to this validation process.
      In the past year, there have been an increasing number of attempts to use federal legislation to extend the patent life of various drugs beyond the term permitted under current statutes. Although the generic drug industry thus far has been mostly successful in defeating these attempts at extending the monopoly of brand-name drugs, the Company could be adversely impacted if future legislation is enacted which extends the patent exclusivity of a number of drugs that are expected to come off patent in the coming years.
      The Company's future results of operations also may be affected by a variety of additional factors consistent with the nature of its business, including, but not limited to, changes in the intensity of competition affecting the Company's products and customers. Generic products with limited competition are generally sold at higher prices, resulting in relatively high gross margins. As multi-source competition increases, selling prices and gross margins can decline dramatically and impair overall profitability. Brand-name competitors are bundling the sale of generic and patented products as well as introducing generic versions of their own branded products prior to the expiration of the patents for such drugs, which is resulting in an increasing market share for these brand-name competitors. The Company also has witnessed a consolidation of its customers, as chain drug stores and wholesalers merge or consolidate. Additionally, a number of the Company's customers have instituted source programs which limit the number of suppliers of generic pharmaceutical products. Management expects these trends and the resultant price erosion to continue. The Company will need to provide a continuous stream of new products and maintain its strong customer relations to offset these competitive pressures.
      The   Company's   gross   margin   continues   to  be   depressed  by  the
underutilization of its manufacturing facility. The Company, through its restructuring of operations begun in the fourth quarter of 1996 and continuing in 1997, consolidated some of its facilities in an attempt to streamline its operations and took additional steps to reduce its overhead. It is anticipated that the Company's gross margin will continue to be depressed by the underutilization of its manufacturing facility during 1998 and until such time as the volume of manufactured products increases significantly. Continuing compliance with FDA cGMP standards and applicable environmental regulations will also affect the Company's future results of operations. Significant investments which increase the Company's overhead need to be made from time to time to maintain the required infrastructure to comply with the FDA cGMP standards.
      The Company has announced that it retained Oppenheimer & Co. to evaluate strategic alternatives including possible business alliances. Pursuing these strategic alternatives could divert management's attention and could result in significant costs to the Company.
      The   Governance   Agreement   will  expire  on  October  8,  1998.  See
"Expiration of the Governance Agreement" below.
      Kenneth N. Larsen resigned as President of the Company in January 1997. Since that time, the Board of Directors has evaluated candidates for President of the Company.
      The albuterol related litigation and various other legal matters remain unresolved in part or in whole. Refer to Note L of the Notes to Consolidated
Financial Statements for further discussion. Although the Company has established reserves it believes appropriate for these matters, the final outcome may exceed the estimates used in establishing those reserves and may have a material adverse effect on the Company's consolidated financial condition, liquidity and results of operations.

Year 2000 Issues
Many computer systems were not designed to handle any dates beyond the year 1999 and, therefore, computer hardware and software will need to be modified prior to the year 2000 in order to remain functional; this is the so-
called "Year 2000" problem. The Company's primary applications systems used to manage the manufacturing, shipment of product, control of inventory and performance of the accounting function have been vendor certified as Year 2000 compliant and the Company does not anticipate any material Year 2000 issues with respect to these primary systems. However, the Company utilizes third-party vendor network equipment, telecommunications products, manufacturing and testing equipment and other third-party hardware and software products which may or may not be Year 2000 compliant. In addition, the Company's customers and suppliers may or may not face serious Year 2000 issues. The Company is formulating a plan to evaluate the impact of, and if necessary to remediate the impact of, the Year 2000 issue on the Company. The Company expects that its plan will be in place in the next several months and that its evaluation and remediation, if any, will be completed before the end of 1999. The Company is not currently able to estimate the expenses it may incur in evaluating and remediating any Year 2000 problems, but does not currently expect those expenses to be material. Costs and expenses of evaluating and remediating Year 2000 issues will be expensed as they are incurred. Any failures of the Company's internal systems or any significant interruptions of the business of its major suppliers or customers because of the Year 2000 problem could have a material adverse effect on the Company's business, consolidated results of operations and consolidated financial condition, as well as result in significant expenses.

Expiration of Governance Agreement
In connection with HC's acquisition of a majority of the Company's outstanding common stock in 1993, the Company and HC entered into a Corporate Governance and Standstill Agreement (as amended, the "Governance Agreement"). The purpose of the Governance Agreement was to provide limited protections to the minority shareholders by restricting certain actions HC would otherwise be legally able to take as the holder of the majority of the Company's stock. On October 8, 1998, the Governance Agreement will expire by its terms, with the exception of certain limited protections that will continue in force as described below.
      Some of the more significant protections in the Governance Agreement that will expire are: (a) the requirement that the Board of Directors consist of nine members, three being Company Directors, three being HC Directors and three being Independent Directors (meaning jointly selected by the Company Directors and HC Directors), and that committees of the Board of Directors be similarly constituted; (b) the prohibition against HC and its affiliates acquiring additional shares (other than as necessary to maintain its pre-existing percentage ownership) or otherwise seeking to increase their control of ownership of the Company without the Company's consent (including the consent of at least one Company Director); (c) the prohibition against amendments of the Company's charter and by-laws without the consent of at least one Company
Director; (d) the requirement that HC vote its shares in accordance with all recommendations of the Board of Directors and not vote in opposition to any recommendation of the Board of Directors; (e) the requirement that all transactions between the Company, on the one hand, and HC and its affiliates, on the other hand, and each transaction in which there is a potential conflict of interest between the Company and its shareholders (other than HC and its affiliates) on the one hand, and HC or its affiliates on the other hand, must be approved by a majority of the Independent Directors; and (f) the requirement that HC not sell its shares to any person whom HC knows would own 5% or more of the outstanding shares unless such person agrees in writing to be bound by the restrictions of the Governance Agreement and to forego certain benefits under the Governance Agreement.
      The restrictions that continue in effect after October 8, 1998, are: (a) the prohibition against HC or its affiliates acquiring shares of the Company without the approval of a majority of the Independent Directors, except in certain privately negotiated, unsolicited transactions which do not reduce the liquidity of the shares below the level expected to be necessary to maintain a viable market for the shares and liquidity for the Company's shareholders; and
(b) the requirement that, so long as the Company is a public company, the Board of Directors include at least three Independent Directors. For these purposes, an "Independent Director" is a person who (i) is in fact independent, (ii) does not have any direct financial interest or any material indirect financial interest in HC or the Company or any of their respective affiliates, and (iii) is not connected with HC or the Company or any of their respective affiliates as an officer, employee, consultant, agent advisor, representative, trustee, partner, director (other than of the Company) or person performing similar functions. Other than these limited restrictions and subject only to such fiduciary duties as a majority shareholder may have to minority shareholders under Delaware law, HC, as a majority shareholder, will be able to exercise substantial control of the Company, including the right to decide in its discretion most matters requiring shareholder approval, such as the election of future members of the Board of Directors and approval of any proposed merger or acquisition of the Company.
      The Company is unable to predict what effect, if any, the expiration of the Governance Agreement will have on the Company. The expiration of the Governance Agreement could have an effect on the Company's Board of Directors, management, business plan or consolidated results of operations. In addition, the expiration of the Governance Agreement may make it easier for the Company to be acquired by a third party or for HC and its affiliates to acquire the shares held by the minority shareholders. The Company is unable to predict the effect, if any, that the expiration of the Governance Agreement will have on the liquidity of the Company's stock and its price.

Capital Resources and Liquidity
                                         DECEMBER 31,           December 31,
(In millions)                              1997                   1996
--------------------------------------------------------------------------------
Cash and short-term investments          $ 33.3                 $ 29.7
Working capital                            60.1                   48.2
Long-term debt                              4.8                    5.1
Shareholders' equity                      100.9                  100.1
--------------------------------------------------------------------------------

Working Capital
The Company's combined cash and short-term investments were $33.3 million as of December 31, 1997 compared to $29.7 million a year earlier. The $3.6 million increase primarily reflects $5.0 million of cash generated from operations during 1997 offset by $1.3 million of capital expenditures. Working capital increased $11.9 million primarily from the reclassification of $3.6 million of recall related and litigation expenses to long-term liabilities (Refer to Note L of the Notes to Consolidated Financial Statements) and the net income from operations adjusted for noncash expenditures.
      During 1997, the Company spent $1.3 million for machinery and equipment and facility enhancements as compared to $8.4 million for 1996. The acquisitions primarily related to the development and manufacturing of new products. During the year ended December 31, 1995, the Company spent $21.1 million for capital expenditures which included the $1.9 million buy-out of substantially all of its leased manufacturing and research and development equipment and the acquisition of parcels of land adjacent to the Canton, Massachusetts manufacturing facility. These additions in all years were made from the cash generated from operations without incurring additional borrowing. The Company anticipates spending less than $5.0 million for machinery and equipment acquisitions and facility enhancements during the year ending December 31, 1998.

Liquidity
On August 7, 1997, the Company amended its working capital line of credit agreement to replace one of its financial covenants related to profitability with a working capital covenant effective June 30, 1997. On July 31, 1996, the Company amended its working capital line of credit agreement to increase its maximum borrowing capacity from $20.0 million to $30.0 million. From time to time the Company has been granted amendments and waivers to its credit agreements.
      At December 31, 1997 the Company had $14.85 million in stand-by letters of credit related to the Albuterol Settlement Trust Fund outstanding under this working capital line of credit agreement. These stand-by letters of credit were obtained by the Company pursuant to the requirements of the Albuterol Settlement Trust Fund to cover its uninsured obligation. Recourse to the letters of credit are contingent upon the number of claims filed within certain categories and will not occur until all claims are processed and settlement amounts are recommended by the Special Master. In February 1998, the Company's stand-by letters of credit were reduced by $3.15 million to reflect its additional cash deposits made pursuant to the August 1997 Court Order. Refer to Note L of the Notes to Consolidated Financial Statements for further discussion of the Settlement Agreement.
      The Company continues to make annual payments of $300,000 on its outstanding Industrial Development Revenue Bonds the ("Bonds"), which are due in 2014. These Bonds are secured by a letter of credit agreement. Effective December 31, 1996, the Company received from its lender waivers to its credit agreements with respect to one of its financial covenants related to profitability. In the event that the Company is unable to obtain future waivers, if needed, the Company's debt would be reclassified as short-term debt and the Company could lose its availability to cash under its line of credit.
      The Company believes that its current cash resources, cash generated from operations and the amount available under its amended working capital line of credit will be sufficient to meet its anticipated operating needs for the next twelve months. However, there can be no assurance that events in the future will not require the Company to seek additional capital sooner or, if so required, that such capital will be available at terms favorable or acceptable to the Company, if at all.

Recent Accounting Developments
In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 128, "Earnings per Share." This statement replaces the presentation of primary earnings per share ("EPS") with a presentation of basic EPS, which excludes dilution. This statement requires dual presentation of basic and diluted EPS as well as a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. This statement is effective for financial statements issued for periods ending after December 15, 1997 and requires restatement of all prior-period EPS data presented. Accordingly, all EPS information presented in this report has been restated to comply with this new standard.

      For fiscal years beginning after December 15, 1997 the Financial Accounting Standards Board is requiring that comprehensive income and its components be included as part of general-purpose financial statements. SFAS No. 130 defines comprehensive income as "the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. It includes all changes to equity during a period except those resulting from investments by owners and distributions to owners."

           ITEM 8: CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY
                                      DATA

                           Copley Pharmaceutical, Inc.
                           CONSOLIDATED BALANCE SHEETS

                                                DECEMBER 31,      December 31,
(In thousands, except  share data)                1997              1996
------------------------------------------------------------------------------
Assets
Current assets:
     Cash and cash equivalents                $ 13,847        $ 15,974
     Available-for-sale securities              19,498          13,757
     Accounts receivable, trade, net of
        allowances for doubtful accounts
        of $500 and $500, respectively          30,170          26,963
     Accounts receivable, related party             --              61
     Inventories                                23,286          27,131
     Current deferred tax assets                 5,239           6,548
     Other current assets                        4,189           4,241
                                              ---------       ---------
        Total current assets                    96,229          94,675
                                              ---------       ---------
Property, plant and equipment, net              46,450          52,355
Deferred tax assets                                 --             215
Other assets                                     3,065           4,482
                                              ---------       ---------
Total assets                                  $145,744        $151,727
                                              ---------       ---------

Liabilities and shareholders' equity
Current liabilities:
     Accounts payable, trade                  $  2,583        $  6,360
     Accounts payable, related party            13,668          10,948
     Current portion of long-term debt             300             300
     Accrued compensation and benefits           1,275           1,398
     Accrued rebates                             9,071           6,908
     Accrued income taxes                          374             883
     Accrued recall related and litigation
        expenses                                 8,048          17,839
     Accrued expenses                              830           1,860
                                              ---------       ---------
        Total current liabilities               36,149          46,496
                                              ---------       ---------
Accrued recall related and litigation expenses   3,645              --
Deferred tax liabilities                           269              --
Long-term debt                                   4,800           5,100
Commitments and contingencies (Note L)
Shareholders' equity:
     Preferred stock, $.01 par value;
        authorized 3,000,000 shares; none issued    --              --
     Common stock, $.01 par value; authorized
        60,000,000 shares;
        issued 25,370,745 shares                   254             254
     Additional paid-in capital                 78,063          77,875
     Unrealized holding (loss) on
         available-for-sale securities             (16)             --
     Retained earnings                          35,133          34,569
     Treasury stock, at cost, 6,235,978
        and 6,266,258 shares
        outstanding, respectively              (12,553)        (12,567)
                                              ---------       ---------
        Total shareholders' equity             100,881         100,131
                                              ---------       ---------
Total liabilities and shareholders' equity    $145,744        $151,727
                                              ---------       ---------

The accompanying notes are an integral part of the consolidated financial statements.

                           Copley Pharmaceutical, Inc.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                          YEAR ENDED   Year ended   Year ended
                                          DECEMBER 31, December 31, December 31,
(In thousands, except per share data)         1997         1996         1995
--------------------------------------------------------------------------------
Net sales:
     Manufactured products                   $  70,873   $  79,201   $  76,279
     Distributed products                       50,610      44,260      65,879
                                             ---------   ---------   ---------
        Net sales                              121,483     123,461     142,158
                                             ---------   ---------   ---------
Cost of goods sold:
     Manufactured products                      52,725      64,233      58,104
     Distributed products                       39,103      29,798      42,785
                                             ---------   ---------   ---------
        Cost of goods sold                      91,828      94,031     100,889
                                             ---------   ---------   ---------
           Gross profit                         29,655      29,430      41,269
                                             ---------   ---------   ---------
Operating expenses:
     Research and development                   11,672      13,682      13,299
     Selling, marketing and distribution         4,590       6,388       5,384
     General and administrative                  7,110       9,721      10,940
     Recall related and litigation               3,687      12,343      17,830
     Restructuring                                 170       3,526        --
                                             ---------   ---------   ---------
        Income (loss) from operations            2,426     (16,230)     (6,184)
                                             ---------   ---------   ---------
Interest and other investment income             1,442         723       1,089
Interest expense                                  (580)       (241)       (285)
Other income (expense), net                     (1,603)       (144)       (175)
                                             ---------   ---------   ---------
        Income (loss) before income taxes        1,685     (15,892)     (5,555)
Provision (benefit) for income taxes             1,121      (3,219)     (3,012)
                                             ---------   ---------   ---------
Net income (loss)                            $     564   $ (12,673)  $  (2,543)
                                             ---------   ---------   ---------
Weighted average common shares outstanding:
     Basic                                      19,127      19,081      18,977
     Diluted                                    19,222      19,081      18,977

Earnings (loss) per share:
     Basic                                   $    0.03   $   (0.66)  $   (0.13)
     Diluted                                      0.03       (0.66)      (0.13)

The accompanying notes are an integral part of the consolidated financial statements.

                           Copley Pharmaceutical, Inc.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                     For the years ended December 31, 1995, 1996 and 1997

                                                     Additional           Unrealized                         Total
                                    Common Stock     Paid-In   Retained   Holding        Treasury Stock      Shareholders'
(In thousands)                      Shares   Amount  Capital   Earnings   Gain(Loss)     Shares   Amount     Equity
------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1994          25,371   $254   $76,809    $49,785    $(1,446)       6,598    $(12,719)   $112,683
Net income  (loss)                      --     --        --     (2,543)        --           --          --      (2,543)
Acquisition of treasury
   stock by Employee Stock
   Purchase Plan                        --     --       290         --         --          (23)         11         301
Stock option exercises                  --     --       221         --         --         (268)        123         344
Tax benefit from stock
   option exercises                     --     --       185         --         --           --          --         185
Change in unrealized
   holding gain (loss) on
   available-for-sale securities        --     --        --         --      1,554           --          --       1,554
                                    ------   ----   -------    -------    --------       -----    ---------   ---------
Balance, December 31, 1995          25,371    254    77,505     47,242        108        6,307     (12,585)    112,524
Net income (loss)                       --     --        --    (12,673)        --           --          --     (12,673)
Acquisition of treasury
    stock by Employee Stock
    Purchase Plan                       --     --       295         --         --          (25)         11         306
Stock option exercises                  --     --        (5)        --         --          (16)          7           2
Tax benefit from stock
   option exercises                     --     --        80         --         --           --          --          80
Change in unrealized
   holding gain (loss) on
   available-for-sale securities        --     --        --         --       (108)          --          --        (108)
                                    ------   ----   -------    -------    --------       -----    ---------   ---------
Balance, December 31, 1996          25,371    254    77,875     34,569         --        6,266     (12,567)    100,131
NET INCOME (LOSS)                       --     --        --        564         --           --          --         564
ACQUISITION OF TREASURY
   STOCK BY EMPLOYEE STOCK
   PURCHASE PLAN                        --     --       188         --         --          (30)         14         202
CHANGE IN UNREALIZED
   HOLDING GAIN (LOSS) ON
   AVAILABLE-FOR-SALE SECURITIES        --     --        --         --        (16)          --          --         (16)
                                    ------   ----   -------    -------    --------       -----    ---------   ---------
BALANCE, DECEMBER 31, 1997          25,371   $254   $78,063    $35,133    $   (16)       6,236    $(12,553)   $100,881
                                    ------   ----   -------    -------    --------       -----    ---------   ---------

The  accompanying  notes  are an  integral  part of the  consolidated  financial statements.

                           Copley Pharmaceutical, Inc.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      YEAR ENDED        Year ended        Year ended
                                                                     DECEMBER 31,      December 31,      December 31,
(In thousands)                                                          1997              1996              1995
------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net income (loss)                                                  $    564           $(12,673)          $ (2,543)
   Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
     Depreciation and amortization                                       7,144              7,092              5,775
     Realized losses on disposals of assets                              1,349              4,795              3,025
     Deferred income taxes                                               1,793             (2,379)            (1,398)
     Tax benefit from stock option exercises                                --                 80                185
   Provision for doubtful accounts                                          --                696                 --
   Proceeds from sale of trading securities                                 --                601                 --
   Equity in loss (earnings) of unconsolidated affiliates                   (7)                54                 --
   Changes in operating assets and liabilities:
     Decrease (increase) in accounts receivable                         (3,146)             5,745             (6,680)
     Decrease (increase) in inventories                                  3,845                 95             11,236
     Decrease (increase) in other current assets                            52                548             (1,885)
     Decrease (increase) in other assets                                   121               (951)             1,598
     Increase (decrease) in accounts payable                            (1,057)            (2,184)             3,536
     Increase (decrease) in accrued income taxes                          (509)             4,142                (59)
     Increase (decrease) in accrued expenses                            (5,136)            10,476               (494)
                                                                      --------           --------           --------
   Net cash provided by operating activities                             5,013             16,137             12,296
                                                                      --------           --------           --------
Cash flows from investing activities:
   Capital expenditures                                                 (1,260)            (8,401)           (21,123)
   Investments in unconsolidated affiliates                               (360)            (2,252)              (753)
   Proceeds from sales of property, plant and equipment                    201                113                500
   Purchases of available-for-sale securities                          (18,448)           (13,695)           (24,172)
   Proceeds from sales of available-for-sale securities                     --                114             42,416
   Proceeds from maturities of available-for-sale securities            12,825              5,000              3,224
                                                                      --------           --------           --------
   Net cash provided by (used in) investing activities                  (7,042)           (19,121)                92
                                                                      --------           --------           --------
Cash flows from financing activities:
   Proceeds from short-term borrowings                                      --                 --              4,542
   Payments of short-term borrowings                                        --                 --             (4,542)
   Payments of long-term debt                                             (300)              (300)              (300)
   Stock option exercises                                                   --                  2                344
   Issuance of common stock to Employee Stock Purchase Plan                202                306                301
                                                                      --------           --------           --------
Net cash provided by (used in) financing activities                        (98)                 8                345
                                                                      --------           --------           --------
Net increase (decrease) in cash and cash equivalents                    (2,127)            (2,976)            12,733
Cash and cash equivalents at beginning of year                          15,974             18,950              6,217
                                                                      --------           --------           --------
Cash and cash equivalents at end of year                              $ 13,847           $ 15,974           $ 18,950
                                                                      --------           --------           --------

The  accompanying  notes  are an  integral  part of the  consolidated  financial statements.

                           Copley Pharmaceutical, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A. Nature of Business

Copley Pharmaceutical, Inc. (the "Company") develops, manufactures, markets and distributes a broad range of multi-source pharmaceutical products. These products include prescription and over-the-counter ("OTC") drugs and are available in a variety of dosage forms.
      The Company's customers include retail chains, wholesalers, distributors, hospitals, health maintenance organizations ("HMOs"), other managed care entities and government agencies. For the year 1997, one customer accounted for 13.9% of total net sales and no other single customer accounted for more than 10% of total net sales. For the years 1996 and 1995, no single customer accounted for more than 10% of total net sales.
      The Company not only distributes multi-source products that it manufactures, but also, as part of a distribution arrangement, markets and distributes multi-source versions of certain drugs manufactured by Hoechst Marion Roussel, Inc. ("HMRI"), a subsidiary of Hoechst Aktiengesellschaft ("Hoechst AG"), the Company's indirect 51% fully diluted shareholder. One of these drugs, glyburide, accounted for 25.2% and 27.1% of the Company's 1997 and 1996 net sales, respectively. This product had limited competition until late in 1995, when competing products became available, resulting in significant erosion of this product's selling price and related gross profit. Given this intensified competitive environment, management expects continued decline in this product's net sales and related gross profit in 1998. Refer to Note J for further discussion of the distribution arrangements.
      Historically, the Company's sales have been predominantly in the United States. During 1995, the Company formed a wholly-owned subsidiary to focus on foreign expansion opportunities. Refer to Note J for further discussion of the Company's foreign investments. Because of the length of time it takes to establish, register and receive approvals to manufacture or distribute products in a foreign country, it may be an extended period of time before the Company generates material international revenue.
      The raw materials essential to the Company's business are purchased primarily from U.S. distributors of bulk pharmaceutical chemicals manufactured abroad. Such raw materials are generally available from several sources; however, this may not always be the case. Since the federal drug application process requires specification of raw material suppliers, if raw materials from specified suppliers became unavailable, the Company would be required to file a supplement to its product filing and revalidate the manufacturing process using a new supplier's materials. This could cause a delay of several months in the manufacture of the drug involved and the consequent loss of potential revenue and market share.
      As a multi-source drug manufacturer, the Company is subject to extensive regulation by the Food and Drug Administration ("FDA"). Noncompliance with applicable requirements can result in fines, recall or seizure of products, total or partial suspension of production and/or distribution, refusal of the government to enter into supply contracts or to approve New Drug Applications ("NDA") or Abbreviated New Drug Applications ("ANDA") and criminal prosecution. The FDA also has the authority to revoke previously granted drug approvals. Changes in FDA procedures have increased the time and expense involved in obtaining ANDA approvals and in complying with the FDA's current Good Manufacturing Practice ("cGMP") standards. The ANDA drug development and approval process currently averages approximately three to five years.

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

Accounts Receivable and Revenue Recognition
Revenue is recognized upon product shipment. Provisions for rebates, returns and other adjustments are provided for in the same period as the related sales are recorded. The Company's accounts receivable balance reflects the amount due from its customers based on actual outstanding invoices less estimates of credits that may be issued against these invoiced amounts including, but not limited to, price adjustments and returned goods. The Company estimates credits to be issued for price adjustments and returned goods incurred but not currently identified. At December 31, 1997 and 1996 the estimated incurred costs were $3.7 million and $2.4 million, respectively. Additionally, the Company provides for an allowance for uncollectible accounts. The Company has experienced insignificant account write-offs in the past; however, during 1996, one of the Company's major customers filed for bankruptcy protection. These estimates are made by management based on past experience and current trends. Actual results may differ from these estimates.

Inventories
The Company values its inventories at the lower of cost or market on a first-in, first-out basis. Management estimates the lower of cost or market based on various assumptions about the future demand for the Company's products, remaining products' shelf lives, and the future selling price and pricing environment for the products. Actual results may differ from these estimates.

Property, Plant and Equipment
Property, plant and equipment are stated at historical cost or, if the estimated cash flows from the asset do not exceed the carrying value, the asset's fair value. Maintenance and repairs which neither materially add to the value of the property nor appreciably prolong its life are charged to expense as incurred. Tooling costs are also expensed as incurred. Upon retirement or other disposition, the cost and related accumulated depreciation are eliminated from the accounts and the resulting gain or loss is included in income from operations. Depreciation of property, plant and equipment is computed using the straight-line method over the following estimated useful lives:

Estimated Useful Life
------------------------------------------------------------------------------
Building and improvements                                           25 years
Machinery and equipment                                           5-10 years
Motor vehicles                                                     3-5 years
Furniture and fixtures                                               5 years

Leasehold improvements are amortized over the shorter of their estimated useful lives or the term of the lease. Interest is capitalized in connection with construction of major facilities. The capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset's estimated useful life.

Research and Development
Research and development costs are expensed as incurred.

Advertising and Promotion
All costs associated with advertising and promoting products are expensed in the year incurred.

Income Taxes
Deferred tax assets and liabilities have been established for the expected future tax consequences of events that have been recognized in the Company's consolidated financial statements and tax returns. These deferred tax assets and liabilities are determined based on the difference between the financial statement carrying amounts and tax basis of assets and liabilities using currently enacted tax rates that are expected to be in effect during the years in which the differences are anticipated to reverse. Deferred tax provision (benefit) represents the change in the deferred tax asset balance. Tax credits are treated as reductions of income taxes in the year in which the credits become available for income tax purposes.

Earnings (Loss) Per Share
Earnings  (loss)  per  share is  computed  by  dividing  earnings  (loss) by the weighted average number of common shares and common share equivalents, if dilutive, outstanding during the period. Common share equivalents are calculated under the treasury stock method and consist of unexercised employee stock options.
      In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 128, "Earnings per Share." This statement replaces the presentation of primary earnings per share ("EPS") with a presentation of basic EPS which excludes dilution. This statement requires dual presentation of basic and diluted EPS as well as a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. This statement is effective for financial statements issued for periods ending after December 15, 1997 and requires restatement of all prior-period EPS data presented. Accordingly all EPS information presented has been restated to comply with this new standard.

Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentration of credit risk consist principally of available-for-sale securities and trade account receivables. It is the Company's policy to invest excess cash primarily in investment-grade marketable securities. Concentrations of credit risk with respect to trade account receivables are limited due to the large number of customers comprising the Company's customer base and their dispersion across different geographies.

C. Securities

Available-for-Sale Securities

                                                   1997                                               1996
                                                  GROSS      GROSS                             Gross      Gross
                                   AMORTIZED UNREALIZED UNREALIZED      MARKET  Amortized Unrealized Unrealized      Market
(In thousands)                          COST       GAIN       LOSS       VALUE       Cost       Gain       Loss       Value
----------------------------------------------------------------------------------------------------------------------------------
In Current Assets:
Debt securities:
     State and municipal
      securities                     $ 1,000        $--       $ --     $ 1,000    $ 8,136        $ 7        $--     $ 8,143
     U.S. Treasury and
      government agencies             17,814          5        (18)     17,801      4,871          1         (5)      4,867
Other securities:
     Bank certificates of deposit        700         --         (3)        697        750         --         (3)        747
                                     -------        ---       -----    -------    -------        ---        ----    -------
Total current available-
     for-sale securities             $19,514        $ 5       $(21)    $19,498    $13,757        $ 8        $(8)    $13,757
----------------------------------------------------------------------------------------------------------------------------------

Gross gains of $0 and gross losses of $0 were realized on sales of available-for-sale securities in 1997, gross gains of $75,000 and gross losses of $0 were realized on sales of available-for-sale securities in 1996 and gross gains of $275,000 and gross losses of $409,000 were realized on sales of available-for-sale securities during 1995.

Trading Securities
At December 31, 1995, the Company reclassified government agency securities with a market value of $950,000 from available-for-sale securities to trading securities as the Company was holding these securities for sale in the near term. In 1995, a loss of $248,000 was recognized upon reclassification of these securities and was included in interest and other investment income. In 1996, these securities were sold and an additional loss of $349,000 was realized.

D. Inventories

                                                DECEMBER 31,    December 31,
(In thousands)                                      1997            1996
------------------------------------------------------------------------------
Raw materials                                       $ 6,596         $12,580
Work in process                                       5,282           4,390
Finished goods                                       11,408          10,161
                                                   ---------        ---------
     Total inventories                              $23,286         $27,131
------------------------------------------------------------------------------

During the third quarter of 1995, the Company wrote off $2.5 million of albuterol-related materials inventory after the decision was made by management not to reintroduce albuterol. This write-off was included in the cost of goods sold for manufactured products.

E. Property, Plant and Equipment

                                                DECEMBER 31,    December 31,
(In thousands)                                      1997            1996
------------------------------------------------------------------------------
Land                                               $  3,335        $  3,335
Building and improvements                            31,882          31,700
Machinery and equipment                              31,393          31,020
Motor vehicles                                           44              58
Furniture and fixtures                                5,144           4,940
Leasehold improvements                                   --             100
                                                  ----------      ----------
                                                     71,798          71,153
Less: accumulated depreciation and amortization     (26,154)        (19,109)
                                                  ----------      ----------
                                                     45,644          52,044
Construction in process                                 806             311
                                                  ----------      ----------
     Total property, plant and equipment           $ 46,450        $ 52,355
------------------------------------------------------------------------------

      During 1995, the Company realized a loss of $2.9 million on the disposal of equipment related specifically to the manufacture of albuterol after the decision was made by management not to reintroduce this recalled product. This loss was included in recall related and litigation expenses.
      Depreciation and amortization of fixed assets was $7.1 million, $7.1 million and $5.7 million for 1997, 1996 and 1995, respectively.

F. Income Taxes

The effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1997 and 1996 are as follows:

                                                DECEMBER 31,    December 31,
(In thousands)                                      1997            1996
------------------------------------------------------------------------------
Deferred tax assets:
     Acquired joint product development rights      $   914         $   973
     Tender offer costs                               1,974           1,972
     Recall and litigation accrual                    1,615           3,257
     Operating loss and tax credit carryforwards      1,796           1,235
     Charitable contribution carryforwards              741             620
     Difference in accounting for inventory and
        accounts receivable                             596             871
     Difference in cost recognition basis,
        accrual for books and cash for tax              490             565
                                                    -------        --------
        Total deferred tax assets                     8,126           9,493
Deferred tax liabilities:
     Depreciation                                    (3,156)         (2,730)
                                                    -------        --------
Total net deferred tax assets                       $ 4,970        $  6,763
------------------------------------------------------------------------------

Deferred tax assets are expected to be realized through the reversal of existing deferred tax liabilities and from the recognition of future taxable income. Realization of the deferred tax assets is dependent on generating sufficient future taxable income or the availability of carryback provisions. Although realization is not assured, management believes that it is more likely than not that all of the deferred tax assets will be realized and, accordingly, has not provided a valuation allowance. The amount of deferred tax assets considered realizable could be reduced in the near term if estimates of future taxable income are reduced.

Provision for (benefit of) income taxes consist of the following:

                                        YEAR ENDED    Year ended    Year ended
                                        DECEMBER 31,  December 31,  December 31,
(In thousands)                              1997          1996          1995
--------------------------------------------------------------------------------
Current income taxes (benefit):
     Federal                                $(1,149)      $(1,033)      $(1,701)
     State                                      477           193            87
                                            -------       -------       -------
                                               (672)         (840)       (1,614)
                                            -------       -------       -------
Deferred income tax expense (benefit):
     Federal                                  2,102        (1,272)          (26)
     State                                     (309)       (1,107)       (1,372)
                                            -------       -------       -------
                                              1,793        (2,379)       (1,398)
                                            -------       -------       -------
Total:
     Federal                                    953        (2,305)       (1,727)
     State                                      168          (914)       (1,285)
                                            -------       -------       -------
                                            $ 1,121       $(3,219)      $(3,012)
--------------------------------------------------------------------------------

The income tax expense (benefit) for the years 1997, 1996 and 1995 varied from the amount computed by applying the statutory income tax rate to income (loss) before taxes. The reasons for the differences are as follows:

                                                   YEAR ENDED         Year ended        Year ended
                                                  DECEMBER 31,       December 31,      December 31,
(In thousands)                                        1997                1996             1995
-------------------------------------------------------------------------------------------------------
Statutory rate                                   $  590    35%     $(5,562) (35)%    $(1,944) (35)%
Increases (decreases)
   in taxes resulting from:
     State income taxes, net of
        federal tax benefit                         109     6%        (594)  (4)%       (835) (15)%
     Research tax credits                            --    --         (200)  (1)%       (163)  (3)%
     Tax-exempt interest and dividends             (263)  (16)%       (136)  (1)%       (102)  (2)%
     Non-deductible portion of recall related
        and litigation expenses                     650    39%       3,127   20%          --   --
     Other, net                                      35     2%         146    1%          32    1%
                                                 ------   ----     -------  -----    -------- -----
                                                 $1,121    66%     $(3,219) (20)%    $(3,012) (54)%
-------------------------------------------------------------------------------------------------------

At December 31, 1997, the Company had net operating loss carryforwards of approximately $8,737,000 which are available to offset future state taxable income through the year ended December 31, 2002. In addition, at December 31, 1997, the Company had approximately $1,834,000, $938,000 and $1,003,000 of charitable contribution carryforwards, research credit carryforwards and investment credit carryforwards, respectively, that are available to offset future taxable income through the years 2002, 2012 and 2000, respectively.

G. Debt

                                                DECEMBER 31,      December 31,
(In thousands)                                      1997              1996
--------------------------------------------------------------------------------
Industrial Development Revenue Bonds (a)         $5,100            $5,400
Less: current portion                              (300)             (300)
                                                --------          ---------
                                                 $4,800            $5,100
--------------------------------------------------------------------------------
(a) Interest is payable monthly at a floating rate based on the prime rate. The effective interest rate for the Bonds approximated 4.5%, 4.3% and 4.7% for the years 1997, 1996 and 1995, respectively.

The Industrial Development Revenue Bonds (the "Bonds") were issued for the initial acquisition and construction of the Company's headquarters and principal manufacturing site at 25 John Road, Canton, Massachusetts. The Bonds would have originally matured on August 1, 2004; however, in July 1990, the Bonds were amended to extend the maturity date to August 1, 2014. Scheduled repayments of the debt are: 1998, $300,000; 1999, $300,000; 2000, $300,000; 2001, $300,000;
2002, $300,000; 2003 and thereafter, $3,600,000.
      In order to secure the timely payment of principal and interest on the Bonds, the Company has entered into a letter of credit agreement with its primary financial institution. The letter of credit agreement imposes minimum requirements on the maintenance of working capital and certain financial ratios and includes restrictions on cash dividends, repurchases of the Company's capital stock, certain investments, advances, guarantees and borrowings. The Letter of Credit and the Bonds are collateralized by the Company's property at 25 John Road, Canton, Massachusetts, including land, buildings and equipment thereon and are further collateralized by an assignment of leases and rents on the Company's South Boston property.
      Costs of $704,000 associated with the issuance of the Bonds are being amortized to interest expense over the 25-year life of the Bonds. The unamortized balance of $301,000 and $319,000 at December 31, 1997 and December 31, 1996, respectively, is included in other assets.
      On August 7, 1997, the Company amended its working capital line of credit agreement to replace one of its financial covenants related to profitability with a working capital covenant effective June 30, 1997. On July 31, 1996 the Company amended its working capital line of credit agreement to increase its maximum borrowing capacity from $20.0 million to $30.0 million. On August 30, 1995, the Company had amended this working capital line of credit agreement to increase its maximum borrowing capacity from $7.5 million to $20.0 million. This amendment also provided for the issuance of standby letters of credit and includes related provisions for payment of letter of credit fees equal to 1% of the face amount of outstanding standby letters of credit. At December 31, 1997 and 1996, the Company had $14.85 and $17.1 million, respectively, in outstanding standby letters of credit related to the Albuterol Settlement Trust Fund. In February, 1998 the Company's stand-by letters of credit were reduced by $3.15 million to reflect its additional cash deposits made pursuant to the August 1997 court order. Refer to Note L for more information on the Albuterol Settlement Trust Fund.
      Borrowings under the working capital line of credit agreement are due on demand and bear interest, payable monthly, at the bank's prime rate. The prime rate was 8.50%, 8.25% and 8.50% at December 31, 1997, 1996 and 1995,
respectively. Borrowings are collateralized by the Company's properties located in Canton and South Boston, Massachusetts, including land, buildings and equipment thereon. The line of credit imposes restrictive covenants regarding the sale or encumbrance of the land and the building as well as minimum requirements on the maintenance of working capital and certain financial ratios and includes restrictions on cash dividends. Subsequent to year-end 1996, the Company received from its lender waivers to its credit agreements with respect to one of its financial covenants related to profitability, effective December 31, 1996. There can be no assurance that the Company will not require additional waivers in the future or, if required, that the lender will grant them. In the event that the Company is unable to obtain future waivers, if needed, the Company's debt would be reclassified as short-term debt and the Company could lose its availability to cash under its line of credit.

H. Common and Preferred Stock

At December 31, 1997 the Company had 1,964,888 shares of common stock reserved for future issuance in connection with the Company's stock option plans. The Board of Directors has not assigned any terms to the authorized but unissued 3,000,000 shares of preferred stock.

I. Employee Benefits

Stock Option Plans
Under the 1992 Stock Plan ("1992 Plan"), the Compensation Committee of the Board of Directors may recommend that any employee, consultant or officer be granted incentive stock options or nonqualified stock options to purchase the Company's common stock. The Board of Directors has the authority to select optionees and determine the terms of the options granted. Under the 1992 Stock Plan, the options generally become exercisable cumulatively, beginning on the date of grant, in equal annual installments of 25%, and expire ten years from the date of grant. In 1995, the shareholders approved an amendment to increase the maximum number of shares available to be granted under the 1992 Plan from 1,023,750 to 1,523,750 shares. At December 31, 1997 the Company had 713,175 shares available to grant under this plan.
      On May 24, 1995, the Board of Directors voted to allow all non-officer option holders under the 1992 Plan to elect to exchange their existing options with an exercise price in excess of $16.50 per share for options with an exercise price of $16.50 per share, the closing price on May 23, 1995, provided they forfeit 25% of the shares covered by the options elected to be repriced. Total options elected to be repriced were 212,875, approximately 75% of the eligible shares.
      In May 1995, the shareholders voted to replace the 1992 Non-Employee Director Stock Option Plan with the 1995 Non-Employee Director Stock Option Plan (the "Director Plan"). Under the Director Plan, upon initial election or appointment to the Board, the Company automatically grants to its non-employee directors, excluding directors of affiliated companies, nonqualified stock options to purchase 15,000 shares of the Company's common stock. This initial grant vests in equal annual installments of 33 1/3% beginning on the date of grant. After this initial vesting period, on each subsequent anniversary date, non-employee directors receive fully-vested nonqualified stock options to purchase 3,333 shares of the Company's common stock. The stock options are granted at an exercise price equal to the fair market value of the Company's common stock on the date of grant and expire ten years from the date of grant. The Director Plan authorized the issuance of 250,000 shares of common stock. At December 31, 1997 the Company had 208,336 shares available to grant under this plan.
      The Company has an Employee Stock Purchase Plan that authorizes the issuance of a maximum of 450,000 shares of common stock pursuant to the exercise of nontransferable options granted to participating employees. At December 31, 1997 the Company had 350,180 shares available to grant under this plan.

Stock option activity during 1995, 1996 and 1997 was as follows:

                                           Shares       Option Price Per Share
--------------------------------------------------------------------------------
Outstanding at December 31, 1994           1,006,878     $ 0.16   -    $36.50
Options granted                              554,656      14.00   -     21.00
Options exercised                           (267,514)      0.16   -     16.50
Options forfeited                           (253,375)     10.00   -     36.50
                                           -----------  -----------------------
Outstanding at December 31, 1995           1,040,645       0.16   -     23.50
                                           -----------  -----------------------
Options granted                               16,666      14.00   -     17.75
Options exercised                            (15,908)      0.16
Options forfeited                           (304,669)     10.00   -     23.50
                                           -----------  -----------------------
Outstanding at December 31, 1996             736,734       0.93   -     23.50
                                           -----------  -----------------------
OPTIONS GRANTED                               64,999       6.38   -      7.56
OPTIONS FORFEITED                           (108,536)     14.25   -     23.50
                                           -----------  -----------------------
OUTSTANDING AT DECEMBER 31, 1997             693,197     $ 0.93   -    $23.50
--------------------------------------------------------------------------------

The following table summarizes information about the Company's stock options outstanding at December 31, 1997.

Year of expiration                         Shares       Option Price Per Share
--------------------------------------------------------------------------------
1999                                       35,852              $ 0.93
2000                                       69,757                0.93
2002                                      216,819               10.00
2004                                      182,438               16.50 - 23.50
2005                                      116,666               14.00 - 17.25
2006                                        6,666               14.00
2007                                       64,999              $ 6.38 - $7.56
                                       -----------
                                          693,197
--------------------------------------------------------------------------------

At December 31, 1997, 1996 and 1995, exercisable options totaled 634,447, 608,453 and 625,301, respectively. Treasury shares of common stock have been used upon exercise of stock options. The difference between the cost of the treasury stock used and the total option price of shares exercised has been reflected in additional paid-in capital.
      During 1996, the Company adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," but, as permitted, continues to apply Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock option plans. If the Company had elected to recognize compensation expense for the stock option plans based on the fair value at the grant dates for awards under those plans consistent with the method prescribed by SFAS No. 123, the Company's results would have reflected additional compensation expense of approximately $1,350,000, $1,106,000 and $1,618,000 for 1997, 1996 and 1995, respectively. Net income (loss) and earnings
(loss) per share would have been changed to the pro forma amounts indicated as follows:
                                        YEAR ENDED    Year ended    Year Ended
                                       DECEMBER 31,  December 31,  December 31,
(In thousands, except per share data)     1997          1996          1995
--------------------------------------------------------------------------------
Net income (loss):
     As reported                       $  564          $(12,673)    $(2,543)
     Pro forma                           (241)          (13,333)     (3,508)

Diluted earnings (loss) per share:
     As reported                       $ 0.03          $  (0.66)    $ (0.13)
     Pro forma                          (0.01)            (0.70)      (0.18)
--------------------------------------------------------------------------------

As the provisions of SFAS No. 123 have not yet been applied to options granted prior to January 1, 1995, the resulting pro forma compensation expense may not be representative of that to be expected in future years.

      The fair value of the Company's stock options used to compute pro forma net income (loss) and diluted earnings (loss) per share disclosures is the estimated present value at grant date using the Black-Scholes option-pricing model with the following weighted average assumptions for 1997, 1996 and 1995, respectively: dividend yield of 0%, 0% and 0%; expected volatility of 55%, 60% and 60%; a risk free interest rate of 6.4%, 6.3% and 6.3% and the expected holding period of 5 years, 5 years and 5 years.

Savings Plan
The Company has a defined contribution plan that qualifies under Section 401(k) of the Internal Revenue Code for the benefit of substantially all full-time, eligible employees. Employees may contribute between 1% and 15% of their salary up to the dollar maximum allowed by the Internal Revenue Service. Company contributions were voluntary and made at the discretion of the Board of Directors. In January 1996, the Board of Directors voted to assure a minimum Company contribution of at least 2% of qualified compensation up to the limits allowed by the Internal Revenue Service. The Company expensed $290,000, $123,000 and $500,000 for contributions under this plan for the years ended 1997, 1996 and 1995, respectively.

Deferred Compensation Plan
The Company established an unfunded deferred compensation plan in August 1995 to allow for certain of its management or highly compensated employees to defer the receipt of specified compensation under Sections 201(2), 301(a)(3) and 401(a)(1) of the Employee Retirement Income Security Act of 1974.

Employee Bonus Plan
The Company makes cash bonus awards to employees, at the discretion of the Board of Directors, based upon operating results and employee performance. Net bonus expense was $0, $315,000 and $181,000 for the years 1997, 1996 and 1995, respectively.

J. Related Party Transactions

In November 1993, Hoechst Corporation ("HC"), through an indirect wholly-owned subsidiary, completed a tender offer and acquired 51% of the fully diluted shares of the Company.
      On July 18, 1995, HC completed its purchase of Marion Merrell Dow Inc. ("MMD") and changed MMD's name to Hoechst Marion Roussel, Inc. ("HMRI"). The acquisition of MMD and the formation of HMRI resulted in a related party relationship between the Company and its customer, Rugby Laboratories ("Rugby"), which was a subsidiary of MMD and subsequently a subsidiary of HMRI. Net sales to Rugby were approximately $17,000, $1.0 million and $4.1 million for the years 1997, 1996 and 1995, respectively. Total amounts due from Rugby at December 31, 1997 and 1996 were approximately $0 and $61,000, respectively. Effective February 27, 1998, Rugby was sold by HMRI to an unrelated third party.
      In connection with HC's acquisition of its majority interest in the Company, the Company is a party to a Product Agreement with HC pursuant to which the Company is afforded the opportunity under specified conditions to distribute and market the generic version of products sold by Hoechst-Roussel Pharmaceuticals Inc. ("HRPI"), which was an indirect majority-owned subsidiary of HC. This Product Agreement has an initial term of five years, until November 11, 1998, and continues unless terminated by either party giving one year's notice. On January 1, 1996, HRPI was merged into HMRI. HMRI has agreed to be bound by the Product Agreement to the extent that HRPI was bound; that is, the Product Agreement continues to be in effect for products manufactured by the former HRPI but not for products manufactured by HMRI prior to the merger with HRPI nor for products developed by HMRI after January 1, 1996. In furtherance of the Product Agreement, the Company and HMRI entered into separate contracts relating to specific products as these products became available for generic distribution and these separate contracts now continue in effect beyond the expiration of the product agreement. In order to assure continuity of supply and to provide other competitive benefits, the Company, in 1997, renegotiated the distribution contracts relating to glyburide and micronized glyburide; as a result, the profit contribution of these products decreased in 1997. In 1997 the Company entered into an agreement to distribute HMRI's pentoxifylline product. For the years 1997, 1996 and 1995, approximately $39,555,000, $30,814,000 and
$42,470,000, respectively, of generic versions of products were purchased from HMRI. The Company does not expect to distribute or market any additional products under the Product Agreement.
      As part of the relationship with HC, the Company also is afforded the opportunity to purchase generic bulk pharmaceutical ingredients from entities related to HC under certain circumstances. During 1997 and 1996, the Company purchased approximately $151,000 and $230,000, respectively, of generic bulk products under these agreements. The Company is aware that HC has announced its intention to deemphasize the generic bulk pharmaceutical manufacturing business and the Company is pursuing alternative sources.
      The Company obtains its comprehensive general liability, product liability, umbrella liability and all risks property insurance coverage through an insurance and risk-sharing arrangement with HC and its parent, Hoechst AG, and its various subsidiaries. Insurance coverage is provided by HC, through its wholly-owned insurance subsidiary, as well as by external parties. Total premiums paid by the Company for these insurance policies aggregated approximately $4,763,000, $5,140,000 and $3,210,000 for the years 1997, 1996 and 1995, respectively.
      For the years ended 1997, 1996 and 1995, the Company purchased approximately $26,000, $265,000 and $808,000, respectively, of bulk raw chemicals from a chemical company whose president is a member of the Company's Board of Directors.
      For the years ended 1997 and 1996, the Company invested approximately $360,000 and $59,000 respectively, in a multi-source pharmaceutical company, MIR Pharmaceutical, whose senior vice president is a member of the Company's Board of Directors. This company was founded in 1993 to market multi-source drugs, including products manufactured by the Company, in certain republics of the former Soviet Union. This investment was written off in June 1997 in the amount of approximately $955,000. The write-off was included in other income (expense). The Company plans to continue to manufacture and market products for sale in certain republics of the former Soviet Union through MIR Pharmaceutical.
      At December 31, 1997, the Company was a 49% owner of Chia Tai Copley Pharmaceutical ("CTCP") which, in turn, was an 85% owner of Wuxi Chia Tai Copley Pharmaceutical ("WCTCP"). CTCP and WCTCP were formed to manufacture and market multi-source drug products in the People's Republic of China. The Company's investment in CTCP totaled $2.4 million and $2.4 million at December 31, 1997 and 1996, respectively.
      During 1995, the Company's Board of Directors voted to decrease the Company's financial commitment to and deemphasize the Company's role in CTCP and WCTCP. Subsequently a subsidiary of Hoechst AG indicated its desire to purchase an interest in WCTCP and it is anticipated that if this transaction is completed, the Company will receive the return of approximately $2.1 million of its investment in CTCP and will experience a corresponding reduction in its ownership interest in CTCP. This investment is accounted for under the equity method.

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

                                  DECEMBER 31, 1997       December 31, 1996
                                  CARRYING     FAIR       Carrying     Fair
(In thousands)                      VALUE     VALUE         Value     Value
--------------------------------------------------------------------------------
Cash and cash equivalents         $13,847   $13,847       $15,974   $15,974
Available-for-sale securities      19,498    19,498        13,757    13,757
Long-term debt                      5,100     5,100         5,400     5,400
--------------------------------------------------------------------------------

L. Commitments and Contingencies

Leases
During 1996, the Company restructured its operations by consolidating warehouse, manufacturing and office sites. The Company consolidated its warehouse and distribution operations into one location under a noncancelable operating lease with a third-party lessor. This lease is for five years with a five-year renewal option and requires the payment of insurance, real estate taxes and other operating expenses. Additionally, during 1996 the Company leased, on a monthly basis, a warehouse and packaging site from a real estate trust that is 50% owned by a member of the Company's Board of Directors; by year end 1996 the Company consolidated these operations into the existing facilities and terminated this lease. The Company also leases vehicles and office equipment under one- to five-year operating leases.
      Net rental expense was $797,000,  $1,053,000 and $1,720,000 for 1997, 1996
and 1995, respectively, which included related party rental expense of $0, $180,000 and $171,000, respectively.

Future minimum lease payments under noncancelable operating leases are as follows:

(In thousands)
------------------------------------------------------------------------------
1998                                                              $  661
1999                                                                 535
2000                                                                 535
2001                                                                 484
2002                                                                   1
Thereafter                                                            --
------------------------------------------------------------------------------
      Total minimum lease payments                                $2,216
------------------------------------------------------------------------------

Albuterol Class Action Lawsuits
In connection with the Company's December 1993 and January 1994 product recall of albuterol sulfate inhalation solution, 0.5% ("albuterol"), the Company has been served with complaints in numerous lawsuits in federal and state court, some of which are on behalf of numerous claimants. The plaintiffs principally seek compensatory and punitive damages and allege that injuries and deaths were caused by inhalation of allegedly contaminated product manufactured and distributed by the Company.
      The federal court lawsuits were consolidated in the United States District Court for the District of Wyoming as a multi-district litigation for pre-trial purposes under the caption In Re: Copley Pharmaceutical, Inc. "Albuterol"
Products Liability Litigation. The District Court certified a partial class action for determination of liability only and commenced a jury trial in June 1995. In August 1995, prior to the conclusion of the jury trial, the Company entered into a settlement agreement with the representative plaintiffs in the class action lawsuit. The settlement calls for the Company to receive a general release of all non-death claims in return for contributions by the Company and its insurers of a minimum of $65 million and a maximum of $130 million to settle all non-death claims relating to the Company's manufacture, sale and recall of albuterol. An additional $20 million is allocated under the terms of the settlement as an estimate of the cost of settling claims by persons alleging wrongful death, which claims are limited by the settlement to compensatory damages only and are subject to non-binding negotiation and arbitration. Within the Company's minimum and maximum contributions, the amount to be paid by the Company is subject to the number and seriousness of individual claims eventually filed. On November 15, 1995, the District Court entered its Order giving final approval of the settlement. This Order has become final and nonappealable.
      The settlement agreement requires the $150 million maximum contribution to be funded by an initial $50 million cash deposit and issuance of letters of credit for the remaining balance, to be held by the Albuterol Settlement Trust Fund as security for potential future payments. The Company negotiated agreements with its insurers pursuant to which the Company and its insurers have agreed to pay defined percentages of required settlement payments and related expenses. During the third quarter of 1995, the Company paid $5.1 million to the Albuterol Settlement Trust Fund and obtained approximately $17.1 million in irrevocable stand-by letters of credit to cover its uninsured obligation to fund the settlement agreement. The settlement agreement required an additional $15 million cash deposit after the order approving the settlement became final and nonappealable, which occurred in late December 1996. In January 1997, the Company made an additional $2.25 million cash deposit and its stand-by letters of credit were reduced by a like amount. The balance was funded by one of the Company's insurers. These cash contributions made by the Company totaling $7.35 million are nonrefundable pursuant to the terms of the settlement agreements.
      In August 1997, the Wyoming District Court ordered the Company to make additional cash deposits totaling $3.15 million to fund the Company's portion of payments of settlement amounts for class action cases alleging wrongful death as well as the settlement of opt-out cases, legal fees and other related expenses. The Company's stand-by letters of credit were reduced by a like amount in February 1998. In addition, one of the Company's insurers paid $17.85 million and its letter of credit was released.
      Approximately 5,540 proofs of claim (including approximately 560 alleging wrongful death) have been filed with the Special Master appointed by the Court to oversee the Albuterol Settlement Trust Fund. The Special Master has approved approximately 3,800 class action claims totaling approximately $55 million. No awards have been made to approximately 1,500 non-death class action claims and the District Court gave these claimants until December 31, 1997 to supplement their claims. In addition, approximately 820 clients of Jacoby & Meyers, representing nearly all of that firm's clients who are not alleging a death caused by albuterol, have agreed to be treated as if they were class members and class counsel have agreed that these claimants will be paid out of the Albuterol Settlement Trust Fund.
      Recourse to the remaining letters of credit in the class action settlement will not occur until all claims are processed and settlement amounts are recommended by the Special Master, and is contingent on the number of claims filed within certain categories. Although the total number of claims filed against the Albuterol Settlement Trust Fund is less than the number of claims the settling parties anticipated would be necessary to require the maximum funding of the Albuterol Settlement Trust Fund, at this time the Company is unable to determine how many of these claims will be awarded damages by the Special Master and, if awarded damages, how much will be given to various claimants. In addition, administrative fees and class action attorney fees and expenses will be paid out of the Albuterol Settlement Trust Fund. Accordingly, the Company cannot predict the total amount to be paid out of the Albuterol Settlement Trust Fund.
      The settlement also is subject to certain other contingencies and does not cover certain individuals who previously opted out of the class action. The Company continues to be a defendant in lawsuits that were brought by or on behalf of less than five people who properly opted out of the class action. In May 1997, a settlement was concluded in two lawsuits involving approximately 45 of these opt-out claimants. The Company also has settled approximately 35 other lawsuits or claims brought by people who opted out of the class action suit. The settlements were previously reserved and did not have a material impact on the current year's earnings.

Grand Jury Investigation
On May 28, 1997, the Company announced that it had entered into a plea agreement pursuant to which it agreed to waive indictment and plead guilty to a one count Information charging a violation of Title 18, United States Code, Section 371, a conspiracy to defraud the United States and one of its agencies, the Food and Drug Administration ("FDA"). The Information alleged that Copley made changes in the manufacturing processes for four drugs (only two of which, procainamide 500 mg tablets and potassium chloride tablets, currently are being manufactured by the Company) without proper notification to the FDA and signed false batch records with respect to two of these drugs. As part of the plea agreement, the Company agreed to pay a fine of $10.65 million, $3.55 million of which was paid in June 1997, with the remainder due in two equal installments plus interest in June 1998 and June 1999. The plea was accepted by the United States District Court for the District of Massachusetts on June 19, 1997.
      The plea agreement followed a nearly three-year investigation and grand jury subpoenas from the United States Attorney's Office in Massachusetts for documents focusing particularly on albuterol and Brompheril(R) products, which were recalled by the Company in December 1993 and September 1994, respectively, but extending beyond these products. The Company complied with the subpoenas and cooperated with federal authorities throughout the investigation. The investigation continues with respect to individuals, some of whom are indemnified by the Company for legal fees and related expenses.
      Also on May 28, 1997 the Company announced that it had entered into an agreement with the FDA providing for an independent audit of 20 of Copley's ANDAs. The Company is cooperating fully with the FDA, and the independent audit commenced in July and has been substantially completed. The FDA has agreed that during this audit it will continue to review the Company's pending ANDAs, accept new ANDAs from the Company and, where appropriate, approve Copley's ANDAs.
      On November 3, 1997 the Company received notification that the Defense Logistics Agency ("DLA") has proposed the Company be debarred from federal government contracting and from directly or indirectly receiving the benefits of certain federal assistance programs. The reason for the proposed debarment is the Company's guilty plea described above. The Company has advised the DLA that it believes the proposed debarment is not warranted. The Company's possibly affected sales to the federal government are not material.

Marion Merrell Dow Inc. Bulk Diltiazem Lawsuit
In November of 1992, a lawsuit was filed against the Company by MMD and Tanabe Seiyaku Co., Ltd. ("Tanabe") in the United States District Court for the District of Massachusetts captioned Marion Merrell Dow Inc. and Tanabe Seiyaku Co., Ltd. v. Copley Pharmaceutical, Inc. and Orion Corporation Fermion. MMD and Tanabe allege that the Company and Orion Corporation Fermion ("Orion"), the manufacturer of the Company's bulk diltiazem, are infringing a process patent for one method of manufacturing bulk diltiazem. MMD and Tanabe have alleged that they are the exclusive licensee and patentee, respectively, of such process patent. The complaint seeks a permanent injunction and trebled unspecified monetary damages. The Company has denied all liability in its answer to the complaint. On May 10, 1993, the Court ordered the case administratively closed, staying the case until further notice. On June 27, 1995, the parties jointly moved the Court for an Order further staying the action until 30 days after notification of completion of the related International Trade Commission proceeding discussed below.

International Trade Commission Complaint
On February 25, 1993, the Company, together with a number of other off-patent pharmaceutical manufacturers and certain chemical manufacturers, was named as a respondent in a complaint filed by MMD and Tanabe before the United States International Trade Commission ("the ITC") captioned Complaint of Marion Merrell Dow Inc. and Tanabe Seiyaku Co., Ltd. Pursuant to Section 337 of the Tariff Act of 1930. The complaint seeks an order (i) prohibiting the importation of, among other things, the bulk diltiazem purchased by the Company from Orion, and (ii) requiring the Company to immediately stop selling its current diltiazem product, which incorporates bulk diltiazem supplied by Orion, based on the alleged infringement by Orion of a process patent for one method of manufacturing bulk diltiazem.
      On June 1, 1995, the ITC issued its Final Determination ordering the investigation terminated with the finding of no violation of Section 337, of no patent infringement and taking no position on the issue of patent validity and enforceability. On July 20, 1995, MMD and Tanabe filed an appeal with the United States Court of Appeals for the Federal Circuit seeking review of the ITC's Final Determination. On March 7, 1997, the United States Court of Appeals for the Federal Circuit affirmed the ITC's decision finding no infringement. A further appeal by MMD to the United States Supreme Court was filed and in December 1997, the Supreme Court refused to grant MMD's application to appeal.
      Orion has agreed at its expense to defend the Company in this action and the MMD Bulk Diltiazem Lawsuit discussed previously and to indemnify the Company for any damages that might be assessed as a result of the Company's sale of diltiazem obtained from Orion. Although the Company believes that these complaints are without merit, that the Company and Orion have meritorious defenses to these actions, and that the Company should prevail in these lawsuits, there can be no assurance that the Company will prevail or that an adverse outcome would not have a material adverse effect on the Company's consolidated financial condition or results of operations.

SmithKline Beecham Lawsuit
In August 1997, the Company filed an ANDA for nabumetone which certified that SmithKline Beecham Corporation's ("SB") patent relating to nabumetone was invalid and unenforceable and that the Company was entitled to manufacture and sell nabumetone prior to the December 13, 2002 expiration of SB's nabumetone patent. As a result, on October 31, 1997 the Company was served with a summons and complaint in a patent infringement action entitled SmithKline Beecham Corporation and Beecham Group p.l.c. v. Copley Pharmaceutical, Inc. in the United States District Court for the District of Massachusetts. In their action, plaintiffs allege that because the Company seeks approval of its ANDA to engage in the commercial manufacture, use and sale of nabumetone as claimed in their patent before the patent's expiration, the Company has infringed their nabumetone patent. Plaintiffs seek damages and an injunction against approval of the Company's nabumetone ANDA and its sale of nabumetone prior to December 13, 2002. The manufacturer and supplier of the nabumetone that the Company has designated for use in its ANDA has agreed to defend the Company in this action and to indemnify the Company for any damages that might be assessed as a result of the Company's sale of nabumetone obtained from the manufacturer. Although the Company believes that this complaint is without merit and the Company has meritorious defenses to these actions, there can be no assurance that the Company will prevail or that an adverse outcome would not have a material adverse effect on the Company's consolidated financial condition or results of operation.

Other Legal Proceedings
The Company has $11.7 million of estimated recall related and legal contingency reserves accrued at December 31, 1997. These reserves reflect the Company's estimates of its exposure at December 31, 1997 in its various legal proceedings described above. Actual settlements amounts may differ from amounts estimated. In addition, the Company is from time to time subject to claims arising in the ordinary course of business. While the outcome of the claims cannot be predicted with certainty, management does not expect these matters to have a material adverse effect on the results of operations and financial condition of the Company.

M. Supplemental Cash Flow Information

The following provides additional information concerning disclosure of cash flow activities:

                                        YEAR ENDED    Year ended    Year ended
                                       DECEMBER 31,  December 31,  December 31,
(In thousands)                            1997          1996          1995
--------------------------------------------------------------------------------
Cash paid (received)
   during the period for:
     Interest                             $ 374       $   241       $   280
     Income taxes                          (163)       (5,062)       (1,741)
--------------------------------------------------------------------------------

N. Restructuring

In response to increasing pricing pressures and eroding margins, the Company restructured its operations in the fourth quarter of 1996. The restructuring included the consolidation of warehouse, manufacturing and office sites as well as the write-off of underutilized and idle equipment and, to a lesser extent, reductions in the labor force. The Company had a second reduction in labor force during the second quarter of 1997.

O. Quarterly Financial Data (Unaudited)

                                                  THREE-MONTH PERIODS ENDED                              TOTAL
                                           MARCH 31,        JUNE 30,     SEPTEMBER 30,   DECEMBER 31,  DECEMBER 31,
(In thousands, except per share data)       1997             1997           1997            1997          1997
------------------------------------------------------------------------------------------------------------------------
Net sales                                    $25,816        $25,500         $36,475        $33,692       $121,483
Gross profit                                   4,829          6,848          10,341          7,637         29,655
Recall related and litigation expenses           200          2,167             227          1,093          3,687
Net income (loss)                               (363)        (1,514)          1,754            687            564
Net income (loss) per share                  $ (0.02)       $ (0.08)        $  0.09        $  0.04       $   0.03
------------------------------------------------------------------------------------------------------------------------

                                                  Three-month periods ended                                 Total
                                            March 31,       June 30,     September 30,   December 31,     December 31,
(In thousands, except per share data)        1996             1996           1996           1996             1996
------------------------------------------------------------------------------------------------------------------------
Net sales                                    $24,347        $35,311        $32,589       $ 31,214           $123,461
Gross profit                                   4,648         10,002          7,920          6,860             29,430
Recall related and litigation expenses           191           (255)           175         12,232(a)          12,343
Net income (loss)                             (3,029)         1,702            614        (11,960)(b)        (12,673)
Net income (loss) per share                  $ (0.16)       $  0.09        $  0.03       $  (0.63)          $  (0.66)
------------------------------------------------------------------------------------------------------------------------

Quarterly results are not an indication of future results.

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

                           Copley Pharmaceutical, Inc.
                        REPORT OF INDEPENDENT ACCOUNTANTS

The Board of Directors and Shareholders
Copley Pharmaceutical, Inc.:

We have audited the accompanying consolidated balance sheets of Copley Pharmaceutical, Inc. and subsidiaries the ("Company") as of December 31, 1997 and 1996 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
      We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Copley Pharmaceutical, Inc. and subsidiaries as of December 31, 1997 and 1996 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles.


KPMG Peat Marwick LLP
Boston, Massachusetts
January 29, 1998

               MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL REPORTING

The consolidated financial statements and other financial information contained in this annual report on Form 10-K were prepared by management in conformity with generally accepted accounting principles. In preparing these consolidated financial statements, reasonable estimates and judgments have been made when necessary.
      Management is responsible for establishing and maintaining a system of internal control, designed to provide reasonable assurance as to the integrity and reliability of the financial records. The concept of reasonable assurance recognizes that there are inherent limitations in any control system and that the cost of maintaining a control system should not exceed the expected benefits to be derived therefrom. Management believes its system of internal control effectively meets its objective of reliable financial reporting.
      The Audit Committee of the Board of Directors is comprised of a majority of non-employee directors and meets periodically with management and the independent accountants to review and discuss audit findings and other financial and accounting matters. The independent accountants have free access to the Audit Committee, with and without management present, to discuss the results of their audit work.
      The Company's independent accountants are engaged to audit the Company's consolidated financial statements, in accordance with generally accepted auditing standards, for the purpose of expressing an opinion on the consolidated financial statements.


Ken E. Starkweather
Vice President, Chief Financial Officer and Treasurer

            ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                      ACCOUNTING AND FINANCIAL DISCLOSURES

There have been no changes in or disagreements with accountants on accounting or financial disclosure matters during the Company's two most recent fiscal years.

                                    PART III

                ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE
                                   REGISTRANT

The information concerning directors and executive officers of the Company required under this Item is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of the Company's year ended December 31, 1997, under the headings "Occupations of Directors and Executive Officers" and "Management and Principal Shareholders."

                         ITEM 11: EXECUTIVE COMPENSATION

The information required under this Item is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of the Company's year ended December 31, 1997, under the heading "Compensation and Other Information Concerning Directors and Officers."

                ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                              OWNERS AND MANAGEMENT

The information required under this Item is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of the Company's year ended December 31, 1997, under the heading "Management and Principal Shareholders."

             ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required under this Item is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of the Company's year ended December 31, 1997, under the heading "Certain Relationships and Related Transactions."

                                     PART IV

                ITEM 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULES
                             AND REPORTS ON FORM 8-K

(a)1. Consolidated Financial Statements
For the following financial information included herein see Part II. Item 8
      Consolidated Balance Sheets as of December 31, 1997 and 1996 Consolidated Statements of Operations for the years ended December 31, 1997, 1996 and 1995
      Consolidated Statements of Shareholders' Equity for the years ended December 31, 1997, 1996 and 1995
      Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1996 and 1995
      Notes to Consolidated Financial Statements
      Report of Independent Accountants


2. Financial Statement Schedules
Financial statement schedules are not submitted because they are not applicable, not required or because the information is included in the Consolidated Financial Statements or Notes to the Consolidated Financial Statements.


3. List of Exhibits
Exhibit No. Description
------------------------------------------------------------------------------
3.1(d) Amended and Restated Certificate of Incorporation of the Company, as amended.
3.2(a) Amended and Restated By-Laws of the Company. 10.3(a) Industrial Revenue Bond Agreements executed by the Company dated July 15, 1989.
10.4(a)  1986 Incentive Stock Option Plan.
10.5(a)  1990 Stock Plan.
10.6(f)  Amended and Restated 1992 Stock Plan.
10.7(a)  1992 Non-Employee Director Stock Plan.
l0.8(a)  1992 Employee Stock  Purchase  Plan.
10.9(a)  Employee  Stock  Ownership  Plan.
10.10(d) Profit Sharing and 401(k) Savings Plan, as amended.
10.11(a) Research & Development Cross License and Option to Purchase with Copley
         R&D Limited Partnership II.
10.12(a) Form of Indemnity Agreement with Directors and Certain Officers. 10.13(b) Employment Agreement, dated as of October 8, 1993, between the Company and Jane C.I. Hirsh.
10.14(b) Form of Employment Agreement between the Company and certain employees. 10.15(b) Acquisition Agreement, dated as of October 8, 1993, by and among the
         Company, Hoechst Celanese and HCCP Acquisition Corporation.
10.16(d) Corporate Governance and Standstill  Agreement,  dated as of October 8,
         1993, by and among the Company, Hoechst Celanese and HCCP Acquisition Corporation, as amended.
10.17(b) Stock  Purchase  Agreement,  dated as of October 8, 1993,  by and among
         Hoechst Celanese Corporation, HCCP Acquisition Corporation, Jane C.I. Hirsh, Mark Hirsh, and Advent VI L.P., Advent Atlantic and Pacific Limited Partnership, Advent Atlantic and Pacific II Limited Partnership, Advent New York L.P., Advent Industrial II, L.P., TA Venture Investors Limited Partnership, Chestnut III Limited Partnership and Chestnut Capital International Partnership.
10.18(b) Product  Agreement,  dated  as of  October  8,  1993,  between  Hoechst
         Celanese Corporation and the Company.
10.19(b) Confidentiality  Agreement, dated as of September 10, 1993, between the
         Company and Hoechst Celanese Corporation.
10.20(c) Amended and  Restated  Loan  Agreement  dated  August 17, 1993  between
         Copley Pharmaceutical, Inc. and The First National Bank of Boston. 10.21(e) Resignation Agreement dated December 22, 1994 between Anthony A.
         Bonelli and Copley Pharmaceutical, Inc.
10.22(f) 1995 Non-Employee Director Stock Option Plan.
10.23(f) First Amendment to Amended and Restated Loan Agreement dated as of June
         29, 1995 by and between the Company and the First National Bank of Boston ("Bank of Boston").
10.24(f) First  Amendment  to Amended and Restated  Promissory  Note dated as of
         June 29, 1995 by and between the Company and Bank of Boston.
10.25(f) First Amendment to Reimbursement Agreement dated as of June 29, 1995 by and between the Company and Bank of Boston.
10.26(g) Agreement of Compromise and Settlement dated August 22, 1995.
10.27(g) Supplement to August 22, 1995 Agreement of Compromise and Settlement. 10.28(g) Escrow and Trust Agreement dated August 28, 1995.
10.29(g) Second  Amendment to Amended and Restated  Loan  Agreement  dated as of
         August 30, 1995 by and between the Company and Bank of Boston.
10.30(h) Stipulation of Compromise and Settlement dated November 17, 1995. 10.31(h) Third Amendment to Amended and Restated Loan Agreement dated as of
         March 25, 1996 by and between the Company and Bank of Boston.
10.32(i) Fourth  Amendment to Amended and Restated  Loan  Agreement  dated as of
         July 31, 1996 by and between the Company and Bank of Boston.

Exhibit No. Description
------------------------------------------------------------------------------

10.33(i) Third  Amendment  to Amended and Restated  Promissory  Note dated as of
         July 31, 1996 by and between the Company and Bank of Boston.
10.34(j) Letter agreement  between the Company and Hoechst Marion Roussel,  Inc.
         relating to the employment for Ken E. Starkweather.
10.35(j) Fifth  Amendment  to Amended and Restated  Promissory  Note dated as of
         August 7, 1997 by and between the Company and Bank of Boston. 10.36(k)*Amended and Restated Glyburide Agreement effective January 1, 1997 by and between  Hoechst Marion  Roussel,  Inc. and Copley  Pharmaceutical,
         Inc.
10.37(k)*Amended and Restated  Micronized  Glyburide Agreement effective January
         1, 1997 by and between Hoechst Marion Roussel, Inc. and Copley Pharmaceutical, Inc.
10.38(k)*Pentoxifylline  Agreement  effective  January  1,  1997 by and  between
         Hoechst Marion Roussel, Inc. and Copley Pharmaceutical, Inc.
10.39(l) Plea Agreement dated May 27, 1997.
10.40(l) Criminal information
10.41(l) Agreement between the Company and the Food and Drug Administration. 10.41(*) Nabumetone Agreement
21       Subsidiaries of the Company
23.1     Consent of KPMG Peat Marwick LLP

(a) Previously filed as exhibits to the Company's Registration Statement on Form S-1 (File No. 33-60324) filed on March 31, 1993 and incorporated herein by reference.
(b) Previously filed as exhibits to the Company's Solicitation/Recommendation Statement on Schedule 14D-9 dated October 14, 1993 and incorporated herein by reference.
(c)      Previously  filed as an exhibit to the  Company's  Quarterly  Report on
         Form 10-Q for the quarterly period ended October 31, 1993 and incorporated herein by reference.
(d) Previously filed as exhibits to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1994 and incorporated herein by reference.
(e) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the eleven-month period ended December 31, 1994 and incorporated herein by reference.
(f) Previously filed as exhibits to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1995 and incorporated herein by reference.
(g) Previously filed as exhibits to the Company's Quarterly Report on Form 10-Q of the quarterly period ended September 30, 1995 and incorporated herein by reference.
(h) Previously filed as exhibits to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 and incorporated herein by reference.
(i) Previously filed as exhibits to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1996 and incorporated herein by reference.
(j) Previously filed as exhibits to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1997 and incorporated herein by reference.
(k) Previously filed as exhibits to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997. * Confidential treatment as to certain portions has been requested pursuant to Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended.
(l) Previously filed as exhibits to the Company's Current Report on Form 8-K dated May 28, 1997.

(b)Reports on Form 8-K
Form 8-K dated January 13, 1997 - Item 5: Other Events. The Company announced that Kenneth N. Larsen has retired as President for health reasons but will continue to serve on the Board of Directors and will remain its Chairman.

Form 8-K dated May 28, 1997 - Item 5: Other Events. The Company announced that it entered into a plea agreement covering all issues investigated by the Massachusetts U.S. Attorney during a nearly three-year-long review.

Form 8-K dated June 24, 1997 - Item 5: Other Events. The Company announced a number of cost reduction initiatives and the acceptance of the Company's guilty plea.

No other reports on Form 8-K were filed during the year ended December 31, 1997.

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

                                                Copley Pharmaceutical, Inc.

                                                By:/s/ Kenneth N. Larsen
                                                Kenneth N. Larsen
                                                Chairman of the Board
                                                (principal executive officer)


                                                By:/s/ Ken E. Starkweather
                                                Ken E. Starkweather
                                                Vice President, Chief
                                                Financial Officer and
                                                Treasurer



Date: March  30, 1998


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature                      Title(s)                           Date
--------------------------------------------------------------------------------
/s/Kenneth N. Larsen     Chairman of the Board and Director       March 30, 1998
Kenneth N. Larsen        (principal executive officer)

/s/Ken E. Starkweather   Vice President, Chief Financial Officer  March 30, 1998
Ken E. Starkweather      and Treasurer

/s/Robert P. Cook        Director                                 March 30, 1998
Robert P. Cook

/s/Judith Fensterer      Director                                 March 30, 1998
Judith Fensterer

/s/Jane C.I. Hirsh       President of Copley Pharmaceutical       March 30, 1998
Jane C.I. Hirsh          International, Inc. and Director

/s/William K. Hoskins    Director                                 March 30, 1998
William K. Hoskins

/s/Peter W. Ladell       Director                                 March 30, 1998
Peter W. Ladell

/s/Agnes Varis           Director                                 March 30, 1998
Agnes Varis

/s/Martin Zeiger         Director                                 March 30, 1998
Martin Zeiger