Form 10-Q
period 1998-03-31
COPLEY PHARMACEUTICAL INC
filed 1998-05-15
CIK 829987

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
          SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

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

                         COMMISSION FILE NUMBER: 0-20126

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (781) 821-6111

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 YES X NO_______

THE NUMBER OF SHARES OUTSTANDING OF THE REGISTRANT'S ONLY CLASS OF COMMON STOCK AS OF APRIL 30, 1998 WAS 19,153,518 SHARES.

                           COPLEY PHARMACEUTICAL, INC.
                                      INDEX
                    FOR THE THREE MONTHS ENDED MARCH 31, 1998


PART I.            FINANCIAL INFORMATION                          PAGE NO.

Item 1. Condensed Consolidated Financial Statements

        Condensed Consolidated Balance Sheets as of March 31,
          1998 and December 31, 1997                                    3

        Condensed Consolidated Statements of Operations
          and Comprehensive Income for the three months ended
          March 31, 1998 and 1997                                       4

        Condensed Consolidated Statements of Cash Flows
          for the three months ended March 31, 1998 and 1997            5

        Notes to Condensed Consolidated Financial Statements          6 - 10

Item 2. Management's Discussion and Analysis of Results of
          Operations and Changes in Financial Condition              11 - 12

PART II            OTHER INFORMATION

Item 1. Legal Proceedings                                              13

Item 6. Exhibits and Reports on Form 8-K                               13

        Signature                                                      14

                          PART 1. FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                           COPLEY PHARMACEUTICAL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                     MARCH 31,    DECEMBER 31,
  (IN THOUSANDS, EXCEPT SHARE DATA)                                     1998          1997
  ---------------------------------------------------------------------------------------------------------
                                                                     (UNAUDITED)
ASSETS
Current assets:

    Cash and cash equivalents ....................................   $  11,100    $  13,847
    Available-for-sale securities ................................      22,197       19,498
    Accounts receivable, trade, net ..............................      28,082       30,170
    Inventories:

        Raw materials ............................................       8,051        7,282
        Work in process ..........................................       5,302        5,207
        Finished goods ...........................................      13,217       10,797
                                                                     ---------    ---------
    Total inventories ............................................      26,570       23,286
    Current deferred tax assets ..................................       5,301        5,239
    Other current assets .........................................       7,942        4,189
                                                                     ---------    ---------
        Total current assets .....................................     101,192       96,229

Property, plant and equipment, net ...............................      45,652       46,450
Other assets .....................................................       3,047        3,065
                                                                     ---------    ---------
TOTAL ASSETS .....................................................   $ 149,891    $ 145,744
                                                                     =========    =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:

    Accounts payable, trade ......................................   $   4,624    $   2,583
    Accounts payable, related party ..............................      16,787       13,668
    Current portion of long-term debt ............................         300          300
    Accrued compensation and benefits ............................         862        1,275
    Accrued rebates ..............................................       5,882        9,071
    Accrued income taxes .........................................       1,473          374
    Current portion of accrued recall related and litigation
    expenses......................................................       8,143        8,048

    Accrued expenses .............................................         848          830
                                                                     ---------    ---------
        Total current liabilities ................................      38,919       36,149

Accrued recall related and litigation expenses ...................       3,692        3,645
Deferred tax liabilities .........................................       1,102          269
Long-term debt ...................................................       4,800        4,800
                                                                     ---------    ---------
TOTAL LIABILITIES ................................................      48,513       44,863

 Shareholders' equity:

     Preferred stock, $.01 par value; authorized 3,000,000 shares;
         none issued .............................................        --           --
     Common stock, $.01 par value; authorized 60,000,000 shares;
         issued 25,370,745 shares ................................         254          254
     Additional paid-in capital ..................................      78,144       78,063
     Unrealized holding loss on available-for-sale securities ....         (12)         (16)
     Retained earnings ...........................................      35,536       35,133
     Treasury stock, at cost, 6,217,228 and 6,235,978 shares
         outstanding, respectively ...............................     (12,544)     (12,553)
                                                                     ---------    ---------
         Total shareholders' equity ..............................     101,378      100,881
                                                                     ---------    ---------
 TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ......................   $ 149,891    $ 145,744
                                                                     =========    =========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                           COPLEY PHARMACEUTICAL, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
                              COMPREHENSIVE INCOME

                                                         (UNAUDITED)
                                                 FOR THE THREE MONTHS ENDED
                                                          MARCH 31,
     (IN THOUSANDS, EXCEPT PER SHARE DATA)             1998       1997
                                                   ---------  ---------
Net sales:
    Manufactured products .......................   $ 16,194    $ 15,534
    Distributed products ........................     12,014      10,282
                                                    --------    --------
        Net sales ...............................     28,208      25,816

Cost of goods sold:
    Manufactured products .......................     13,028      12,970
    Distributed products ........................      9,439       8,017
                                                    --------    --------
        Cost of goods sold ......................     22,467      20,987

            Gross profit ........................      5,741       4,829

Operating expenses:
   Research and development .....................      2,622       2,683
   Selling, marketing and distribution ..........      1,261       1,268
   General and administrative ...................      1,283       1,478
   Recall related and litigation ................        179         199
                                                    --------    --------
         Income (loss) from operations ..........        396        (799)

Interest and other investment income ............        430         303
Interest expense ................................       (162)        (62)
Other income (expenses), net ....................        (91)         40
                                                    --------    --------
        Income (loss) before income taxes .......        573        (518)

Provision (benefit) for income taxes ............        170        (155)
                                                    --------    --------

NET INCOME (LOSS) ...............................   $    403   $    (363)
                                                    ========   =========
Other comprehensive income, net of taxes

      Unrealized gains on securities ............          6         (28)
      Less: reclassification adjustment for gains
               included in net income ...........         (2)         --
                                                    --------    --------
COMPREHENSIVE INCOME (LOSS)......................   $    407    $   (391)
                                                    ========    ========

Weighted average common shares outstanding:

      Basic .....................................     19,153      19,119
      Diluted ...................................     19,251      19,119

Earnings (loss) per share:

      Basic .....................................   $   0.02    $  (0.02)
      Diluted ...................................   $   0.02    $  (0.02)

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                           COPLEY PHARMACEUTICAL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                             (UNAUDITED)
                                                                      FOR THE THREE MONTHS ENDED
                                                                              MARCH 31,
  (IN THOUSANDS)                                                       1998               1997
                                                                   --------           --------
Cash flows from operating activities:

    Net income (loss) ..........................................   $    403           $   (363)
                                                                   --------           --------
    Adjustments to reconcile net loss to net cash provided by
        (used in) operating activities:
        Depreciation and amortization ..........................      1,755              1,824
        Realized losses (gains) on sales of assets .............         (2)              (141)
        Change in deferred taxes ...............................        771               (249)
    Changes in operating assets and liabilities:
       Decreases (increases) in assets:
          Accounts receivable ..................................      2,088              3,757
          Inventories ..........................................     (3,284)             1,042
          Other current assets .................................     (3,753)            (3,303)
          Other assets, net of amortization ....................        (17)               106
       Increases (decreases) in liabilities:
          Accounts payable .....................................      5,160             (5,058)
          Accrued income taxes .................................      1,099                 95
          Accrued expenses .....................................     (3,442)            (1,348)
                                                                   --------           --------
             Net cash provided by (used in) operating activities        778             (3,638)
                                                                   --------           --------

Cash flows from investing activities:
    Capital expenditures .......................................       (931)              (286)
    Purchases of available-for-sale securities .................     (6,784)            (2,470)
    Proceeds from sales of available-for-sale securities .......      1,910                 --
    Proceeds from maturities of available-for-sale securities ..      2,190                500
    Proceeds from sales of property, plant and equipment .......         --                141
                                                                   --------           --------
             Net cash provided by (used in) investing activities     (3,615)            (2,115)
                                                                   --------           --------
Cash flows from financing activities:
    Issuance of common stock to Employee Stock Purchase Plan ...         90                113
                                                                   --------           --------
            Net cash provided by (used in) financing activities          90                113
                                                                   --------           --------
Net increase (decrease) in cash and cash equivalents ...........     (2,747)            (5,640
Cash and cash equivalents at beginning of period ...............     13,847             15,974
                                                                   --------           --------
Cash and cash equivalents at end of period .....................   $ 11,100           $ 10,334
                                                                   ========           ========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                           COPLEY PHARMACEUTICAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 1998

 NOTE A - GENERAL

In the opinion of the Company, the accompanying condensed consolidated financial statements contain all normal and recurring adjustments necessary to present fairly the financial position of the Company as of March 31, 1998 and December 31, 1997 and the results of its operations and its cash flows for the three months ended March 31, 1998 and 1997. While the Company believes that the disclosures presented are adequate to make the information not misleading, these financial statements should be read in conjunction with the Notes included in the Company's Form 10-K for the year ended December 31, 1997. The results for the three-month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for any future period.

The Company's quarterly and annual operating results are affected by a wide variety of factors that could have a material adverse effect on the Company's business, financial condition, results of operations and stock price. Statements in this Report on Form 10-Q which are not historical facts, so-called "forward-looking statements", are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that all forward-looking statements involve risks and uncertainties, including those detailed in the Company's filings with the Securities and Exchange Commission. See, for example, "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors and Future Trends" contained in the Company's Form 10-K for the year ended December 31, 1997.

NOTE B - RELATED PARTY TRANSACTIONS

On July 18, 1995, Hoechst Corporation ("HC"), the Company's indirect 51% fully diluted shareholder, completed its purchase of Marion Merrell Dow, Inc. ("MMD") and changed MMD's name to Hoechst Marion Roussel, Inc. ("HMRI"). This transaction resulted in a related party relationship between the Company and its customer Rugby Laboratories ("Rugby"), which was a subsidiary of MMD and subsequently a subsidiary of HMRI. Effective February 27, 1998, Rugby was sold by HMRI to an unrelated third party.

In connection with HC's acquisition of its majority interest in the Company, the Company is a party to a Product Agreement with HC pursuant to which the Company is afforded the opportunity under specified conditions to distribute and market the generic version of products sold by Hoechst-Roussel Pharmaceuticals, Inc. ("HRPI"), which was an indirect majority-owned subsidiary of HC. This Product Agreement has an initial term of five years, until November 11, 1998, and continues unless terminated by either party giving one year's notice. On January 1, 1996, HRPI was merged into HMRI. HMRI has agreed to be bound by the Product Agreement to the extent that HRPI was bound; that is, the Product Agreement continues to be in effect for products manufactured by the former HRPI but not for products manufactured by HMRI prior to the merger with HRPI nor for products developed by HMRI after January 1, 1996. In furtherance of the Product Agreement, the Company and HMRI entered into separate contracts relating to specific products as these products became available for generic distribution. These separate contracts now continue in effect beyond the expiration of the Product Agreement. In order to assure continuity of supply and to provide other competitive benefits, the Company, in 1997, renegotiated the distribution contracts relating to glyburide and micronized glyburide; as a result, the profit contribution of these products has decreased. In 1997 the Company entered into an agreement to distribute HMRI's pentoxifylline product. As a result of these new distribution contracts, the Company has incurred increased royalty costs. For the three months ended March 31, 1998 and 1997, approximately $9.0 million and $8.2 million, respectively, of generic versions of products were purchased from HMRI under this Product Agreement.

The Company obtains its comprehensive general liability, product liability, excess liability and all risks property insurance coverage through an insurance and risk-sharing arrangement with HC and its parent, Hoechst Aktiengesellschaft ("Hoechst AG"), and its various subsidiaries. Insurance coverage is provided by

                           COPLEY PHARMACEUTICAL, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    FOR THE THREE MONTHS ENDED MARCH 31, 1998


HC through its wholly-owned insurance subsidiary, as well as by external parties. The Company's total insurance expense for these insurance policies was approximately $1.1 million and $1.2 million, respectively, for the three months ended March 31, 1998 and 1997.

During the three months ended March 31, 1998 and 1997 the Company had net sales of approximately $0 and $30,000, respectively, to Wuxi Chia Tai Copley Pharmaceutical, a Chinese company whose majority owner is Chia Tai Copley Pharmaceutical of which the Company is a 49% partner.

In June 1997, the Company discontinued its partnership participation in MIR Pharmaceutical, a partnership formed to market and manufacture pharmaceutical products in Russia, and whose senior vice president is a member of the Company's Board of Directors. The Company will continue to sell product through the MIR Pharmaceutical partnership.

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

                           COPLEY PHARMACEUTICAL, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    FOR THE THREE MONTHS ENDED MARCH 31, 1998

The Company's stand-by letters of credit were reduced by a like amount in February 1998. In addition, one of the Company's insurers paid $17.85 million and its letter of credit was released.

     Approximately 5,540 proofs of claim (including approximately 560 alleging wrongful death) have been filed with the Special Master appointed by the Court to oversee the Albuterol Settlement Trust Fund. The Special Master has approved approximately 3,800 class action claims totaling approximately $55 million. No awards have been made to approximately 1,500 non-death class action claims and the District Court has given these claimants additional time to supplement their claims. In addition, approximately 820 clients of Jacoby & Meyers, representing nearly all of that firm's clients who are not alleging a death caused by albuterol, have agreed to be treated as if they were class members and class counsel have agreed that these claimants will be paid out of the Albuterol Settlement Trust Fund.

     Recourse to the remaining letters of credit in the class action settlement will not occur until all claims are processed and settlement amounts are recommended by the Special Master, and is contingent on the number of claims filed within certain categories. Although the total number of claims filed against the Albuterol Settlement Trust Fund is less than the number of claims the settling parties anticipated would be necessary to require the maximum funding of the Albuterol Settlement Trust Fund, at this time the Company is unable to determine how many of these claims will be awarded damages by the Special Master and, if awarded damages, how much will be given to various claimants. In addition, administrative fees and class action attorney fees and expenses will be paid out of the Albuterol Settlement Trust Fund. On April 30, 1998 the Wyoming District Court awarded plaintiffs' attorney $19.5 million in attorney's fees and $1.6 million in expense reimbursement, to be paid by claimants and the Company. The attorney's fees and expenses were previously reserved as part of the Company's recall and litigation accrual and will not have a material impact on the current year's earnings. The Company cannot predict the total amount to be paid out of the Albuterol Settlement Trust Fund.

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

     Also on May 28, 1997 the Company announced that it had entered into an agreement with the FDA providing for an independent audit of 20 of Copley's ANDAs. The Company is cooperating fully with the FDA, and the independent audit commenced in July, 1997 has been substantially completed. The FDA has agreed that during this audit it will continue to review the Company's pending ANDAs, accept new ANDAs from the Company and, where appropriate, approve Copley's ANDAs.

                           COPLEY PHARMACEUTICAL, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    FOR THE THREE MONTHS ENDED MARCH 31, 1998

     On November 3, 1997 the Company received notification that the Defense Logistics Agency ("DLA") has proposed the Company be debarred from federal government contracting and from directly or indirectly receiving the benefits of certain federal assistance programs. The reason for the proposed debarment is the Company's guilty plea described above. The Company has agreed to enter into an administrative agreement with DLA, effective May 1, 1998, in lieu of debarment.

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

     On June 1, 1995, the ITC issued its Final Determination ordering the investigation terminated with the finding of no violation of Section 337, of no patent infringement and taking no position on the issue of patent validity and enforceability. On July 20, 1995, MMD and Tanabe filed an appeal with the United States Court of Appeals for the Federal Circuit seeking review of the ITC's Final Determination. On March 7, 1997, the United States Court of Appeals for the Federal Circuit affirmed the ITC's decision finding no infringement. A further appeal by MMD to the United States Supreme Court was filed and, in December 1997, the Supreme Court refused to grant MMD's application to appeal.

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

                           COPLEY PHARMACEUTICAL, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    FOR THE THREE MONTHS ENDED MARCH 31, 1998

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

OTHER LEGAL PROCEEDINGS

The Company has $11.8 million of estimated recall related and legal contingency reserves accrued at March 31, 1998. These reserves reflect the Company's estimates of its exposure at March 31, 1998 in its various legal proceedings described above. Actual settlements amounts may differ from amounts estimated. In addition, the Company from time to time is subject to claims arising in the ordinary course of business. While the outcome of the claims cannot be predicted with certainty, management does not expect these matters to have a material adverse effect on the results of operations and financial condition of the Company.

NOTE D - DEBT

At March 31, 1998, the Company had $11.7 million in stand-by letters of credit related to the Albuterol Settlement Trust Fund outstanding under this working capital line of credit agreement. Refer to Note C of the Notes to Condensed Consolidated Financial Statements for further discussion of the Settlement Agreement.

                           COPLEY PHARMACEUTICAL, INC.
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
                         CHANGES IN FINANCIAL CONDITION


     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                        AND CHANGES IN FINANCIAL CONDITION

RESULTS OF OPERATIONS

NET SALES
-------------------------------------------------------------
                              Quarter ended
                                March 31,
IN THOUSANDS               1998            1997     Change
-------------------------------------------------------------
Manufactured products      $16,194      $15,534         4.2%
Distributed products        12,014       10,282        16.8%
                        -----------  -----------
     Net sales             $28,208      $25,816         9.3%
-------------------------------------------------------------

Net sales for the first quarter of 1998 were $28.2 million, an increase of $2.4 million, or 9.3%, from the same period in 1997. Increased unit sales volumes and new product introductions more than offset the impact of price reductions.

GROSS PROFIT
-------------------------------------------------------------
                                 Quarter ended
                                   March 31,
IN THOUSANDS                   1998         1997     Change
-------------------------------------------------------------
Manufactured products        $3,166       $2,564       23.5%
   As a % of manufactured
   products net sales          19.6%       16.5%

Distributed products         $2,575       $2,265       13.7%
   As a % of distributed
   products net sales          21.4%       22.0%

Gross profit                 $5,741       $4,829       18.9%
   As a % of net sales         20.4%       18.7%
-------------------------------------------------------------

The Company's gross profit was $5.7 million or 20.4% of net sales for the first quarter of 1998 compared to $4.8 million or 18.7% of net sales for the same period of 1997. The higher 1998 manufacturing gross margin resulted from improvements in manufacturing processes and facility utilization. These improvements occurred despite the impact of falling prices.

OPERATING EXPENSES
-------------------------------------------------------------
                                 Quarter ended
                                   March 31,
IN THOUSANDS                   1998         1997     Change
-------------------------------------------------------------
Research and
  development                $2,622       $2,683      (2.3)%
    As a % of manufactured
     products net sales        16.2%       17.3%

Selling, marketing and
   distribution              $1,261       $1,268      (0.6)%
     As a % of net sales        4.5%        4.9%

General and
   administrative            $1,283       $1,478     (13.2)%
     As a % of net sales        4.5%        5.7%

Recall related and
   litigation               $   179      $   199     (10.1)%
     As a % of net sales        0.6%        0.8%
-------------------------------------------------------------

Research and development expenses decreased 2.3% to $2.6 million for the first quarter of 1998 as compared to $2.7 million for the same period of 1997. Prior year cost reduction initiatives were offset by increased biostudy expenses in the current quarter.

Overall cost reductions and efficiency improvements also caused the 13.2% decrease in general and administrative expenses. Most notable was a decrease in directors and officer insurance premiums.

                           COPLEY PHARMACEUTICAL, INC.
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
                   CHANGES IN FINANCIAL CONDITION (CONTINUED)


Recall related and litigation expenses for the first quarter of 1998 and 1997 were primarily comprised of uninsured legal expenses incurred by the Company for representation in its various legal proceedings.

INTEREST AND OTHER INCOME (EXPENSES)
------------------------------------------------------------
                               Quarter ended
                                 March 31,
IN THOUSANDS                 1998          1997     Change
------------------------------------------------------------
Interest and other
   investment income         $430          $303       41.9%

Interest expense             (162)          (62)     161.3%

Other income (expenses)      (91)            40     (327.5)%
-------------------------------------------------------------

Interest and other investment income increased to $430,000 for the first quarter of 1998 as compared to $303,000 for the same period of 1997 due to increased average investment holdings.

Interest expense increased primarily due to the accrual of interest relating to installments payable under the Company's plea agreement. Refer to Note C of the Notes to Condensed Consolidated Financial Statements for details relating to Grand Jury settlement.

TAXES (BENEFIT) AND NET INCOME (LOSS)
------------------------------------------------------------
                              Quarter ended
                                March 31,
IN THOUSANDS                1998          1997
------------------------------------------------------------
Income tax expense
   (benefit)                $170        $(155)

Effective tax rate          29.7%       (29.9)%

Net income (loss)           $403        $(363)
------------------------------------------------------------

The net income for the quarter was $0.4 million or $0.02 per share compared to a net loss of $0.4 million or $0.02 per share for the first quarter of 1997 primarily due to increased sales and overall cost reductions and efficiency improvements across all departments.

CHANGES IN FINANCIAL CONDITION

CAPITAL RESOURCES AND LIQUIDITY
----------------------------------------------------------
                              March 31,      December 31,
IN THOUSANDS                       1998              1997
----------------------------------------------------------
Cash and short-term
   investments                  $33,297           $33,345

Working capital                  62,273            60,080

Long-term debt                    4,800             4,800

Shareholders' equity            101,378           100,881
----------------------------------------------------------

Working capital increased $2.2 million from December 31, 1997 to $62.3 million at March 31, 1998 primarily due to net income from operations adjusted for non-cash expenditures.

The Company has a working capital line of credit agreement that provides a maximum borrowing capacity of $30.0 million. At March 31, 1998, the Company had $11.7 million of stand-by letters of credit issued under this line of credit. These stand-by letters of credit were obtained by the Company pursuant to the requirements of the Albuterol Settlement Trust Fund to cover its uninsured obligation. Recourse to the letters of credit are contingent on the number of claims filed within certain categories and will not occur until all claims are processed and settlement amounts are recommended by the Special Master.

PART II.  OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

See descriptions of legal proceedings in Note C of the Notes to Condensed Consolidated Financial Statements in Part I of this Form 10-Q, which are hereby incorporated by reference herein.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

                  (a) Exhibits
                       None
                  (b) Reports on Form 8-K
                   No reports on Form 8-K were filed during the three months ended March 31, 1998.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

           SIGNATURE                              TITLE                 DATE

 /s/  Ken E. Starkweather      Vice President-Finance, Chief        May 15, 1998
---------------------------    Financial Officer and Treasurer
      Ken E. Starkweather      (principal financial and principal
                                accounting officer)