Form 10-Q
period 1998-06-30
COPLEY PHARMACEUTICAL INC
filed 1998-08-14
CIK 829987

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1998

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

                                 Yes X No_______

The number of shares outstanding of the registrant's only class of common stock as of August 3, 1998 was 19,176,861 shares.

                          COPLEY PHARMACEUTICAL, INC.
                                      INDEX
                     For the Six Months Ended June 30, 1998

                         PART I. FINANCIAL INFORMATION          PAGE NO.

Item 1.  Condensed Consolidated Financial Statements

         Condensed Consolidated Balance Sheets as of June 30,
           1998 and December 31, 1997                               3

         Condensed Consolidated Statements of Operations
           and Comprehensive Income  for the three and six          4
           months ended June 30, 1998 and 1997

         Condensed Consolidated Statements of Cash Flows
           for the six months ended June 30, 1998 and 1997          5

         Notes to Condensed Consolidated Financial Statements     6 - 10

Item 2.  Management's Discussion and Analysis of Results of
           Operations and Changes in Financial Condition         11 - 14

PART II.                             OTHER INFORMATION

Item 1.  Legal Proceedings                                          15

Item 4.  Submission of Matters to a Vote of Security Holders        15

Item 6.  Exhibits and Reports on Form 8-K                           15

         Signature                                                  16

                          PART 1. FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

                                                COPLEY PHARMACEUTICAL, INC.
                                           CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                    June 30,        December 31,
  (In thousands, except share data)                                   1998              1997
  -------------------------------------------------------------------------------------------------
                                                                    (Unaudited)
  ASSETS
  Current assets:
      Cash and cash equivalents                                $       12,974  $      13,847
      Available-for-sale securities                                    19,465         19,498
      Accounts receivable, trade, net                                  34,185         30,170
      Inventories:
          Raw materials                                                11,965          7,282
          Work in process                                               4,558          5,207
          Finished goods                                               11,983         10,797
                                                                  ------------   ------------
      Total inventories                                                28,506         23,286
      Current deferred tax assets                                       6,593          5,239
      Other current assets                                              6,094          4,189
                                                                  ------------   ------------
          Total current assets                                        107,817         96,229

  Property, plant and equipment, net                                   44,641         46,450
  Other assets                                                          3,015          3,065
                                                                  ------------   ------------
  Total assets                                                 $      155,473  $     145,744
                                                                  ============   ============

  LIABILITIES AND SHAREHOLDERS' EQUITY
  Current liabilities:
      Accounts payable, trade                                  $        5,276  $       2,583
      Accounts payable, related party                                  17,862         13,668
      Current portion of long-term debt                                   300            300
      Accrued compensation and benefits                                 1,679          1,275
      Accrued rebates                                                   7,492          9,071
      Accrued income taxes                                              4,206            374
      Current portion of accrued recall
      related and litigation expenses                                   7,916          8,048
      Accrued expenses                                                    782            830
                                                                  ------------   ------------
          Total current liabilities                                    45,513         36,149

  Accrued recall related and litigation expenses                          ---          3,645
  Deferred tax liabilities                                              1,021            269
  Long-term debt                                                        4,800          4,800
                                                                  ------------   ------------
  Total liabilities                                                    51,334         44,863

   Shareholders' equity:
       Preferred stock, $.01 par value; authorized
           3,000,000 shares; none issued                                  ---            ---
       Common stock, $.01 par value; authorized
           60,000,000 shares; issued 25,370,745 shares                    254            254
       Additional paid-in capital                                      78,144         78,063
       Unrealized holding loss on available-for-sale securities            (7)           (16)
       Retained earnings                                               38,292         35,133
       Treasury stock, at cost, 6,217,228 and 6,235,978 shares
           outstanding, respectively                                  (12,544)       (12,553)
                                                                  ------------    -----------
           Total shareholders' equity                                 104,139        100,881
                                                                  ------------    -----------
   Total liabilities and shareholders' equity                  $      155,473  $     145,744
                                                                  ============   ============

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.


                                                COPLEY PHARMACEUTICAL, INC.
                                    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
                                                   COMPREHENSIVE INCOME

                 (Unaudited)                                                                                 (Unaudited)
          For the three months ended                                                                   For the six months ended
                   June 30,                                                                                    June 30,
         1998                   1997              (In thousands, except per share data)           1998                   1997
     --------------         --------------                                                    --------------         --------------
                                                  Net sales:
 $          18,924        $        17,223            Manufactured products                  $        35,118        $        32,757
            15,803                  8,277            Distributed products                            27,817                 18,559
     --------------         --------------                                                    --------------         --------------
            34,727                 25,500                 Net sales                                  62,935                 51,316

                                                  Cost of goods sold:
            13,693                 12,223            Manufactured products                           26,721                 25,193
            12,349                  6,429            Distributed products                            21,788                 14,446
     --------------         --------------                                                    --------------         --------------
            26,042                 18,652                 Cost of goods sold                         48,509                 39,639

             8,685                  6,848                     Gross profit                           14,426                 11,677

                                                  Operating expenses:
             2,228                  3,566            Research and development                         4,850                  6,249
             1,164                  1,051            Selling, marketing and distribution              2,425                  2,319
             1,496                  1,990            General and administrative                       2,779                  3,466
                15                  2,167            Recall related and litigation, net                 194                  2,366
               ---                    310            Restructuring                                      ---                    312
     --------------         --------------                                                    --------------         --------------
             3,782                 (2,236)                Income (loss) from operations               4,178                 (3,035)

               476                    350         Interest and other investment income                  906                    653
              (157)                   (68)        Interest expense                                     (319)                  (130)
                15                 (1,540)        Other income (expense), net                           (76)                (1,500)
     --------------         --------------                                                    --------------         --------------
             4,116                 (3,494)               Income (loss) before income taxes            4,689                 (4,012)

             1,360                 (1,980)        Provision (benefit) for income taxes                1,530                 (2,135)
     --------------         --------------                                                    --------------         --------------
 $           2,756        $        (1,514)        Net income (loss)                         $         3,159        $        (1,877)
     ==============         ==============                                                    ==============         ==============
                                                  Other comprehensive income, net of taxes
                 5                     8               Unrealized gains (loss) on securities             11                    (20)
                                                       Less: reclassification adjustment for
               ---                    ---                    gains included in net income                (2)                   ---
     --------------         --------------                                                    --------------         --------------
 $           2,761        $        (1,506)       Comprehensive income (loss)                $         3,168        $        (1,897)
     ==============         ==============                                                    ==============         ==============

                                                  Weighted average common shares
                                                      outstanding:
            19,154                 19,119               Basic                                        19,153                 19,119
            19,243                 19,119               Diluted                                      19,246                 19,119

                                                  Earnings (loss) per share:
             $0.14                 $(0.08)              Basic                                         $0.16                 $(0.10)
             $0.14                 $(0.08)              Diluted                                       $0.16                 $(0.10)

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

                                                 COPLEY PHARMACEUTICAL, INC.
                                       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                                     (Unaudited)
                                                                               For the six months ended
                                                                                       June 30,
  (In thousands)                                                               1998                1997
                                                                           --------------      -------------
  Cash flows from operating activities:
      Net income (loss)                                                  $        3,159       $      (1,877)
      Adjustments to reconcile net income (loss) to net cash provided by
          (used in) operating activities:
          Depreciation and amortization                                           3,521               3,628
          Realized losses (gains) on sales of assets                                  4                (116)
          Change in deferred taxes                                                 (602)                 90
      Changes in operating assets and liabilities:
         Decreases (increases) in assets:
          Accounts receivable                                                    (4,015)              1,920
          Inventories                                                            (5,220)                 67
          Other current assets                                                   (1,905)               (526)
          Other assets, net of amortization                                         (20)              1,324
         Increases (decreases) in liabilities:
          Accounts payable                                                        6,887              (3,756)
          Accrued income taxes                                                    3,832              (2,225)
          Accrued expenses                                                       (5,000)             (2,239)
                                                                            ------------        ------------
           Net cash provided by (used in) operating activities                      641              (3,710)
                                                                            ------------        ------------

  Cash flows from investing activities:
      Capital expenditures                                                       (1,664)               (649)
      Purchases of available-for-sale securities                                 (9,790)             (8,946)
      Proceeds from sales of available-for-sale securities                        2,410                 ---
      Proceeds from maturities of available-for-sale securities                   7,440               6,800
      Proceeds from sales of property, plant and equipment                          ---                 135
                                                                            ------------        ------------
           Net cash provided by (used in) investing activities                   (1,604)             (2,660)
                                                                            ------------        ------------

  Cash flows from financing activities:
      Issuance of common stock to Employee Stock Purchase Plan                       90                 113
                                                                            ------------        ------------
           Net cash provided by (used in) financing activities                       90                 113
                                                                            ------------        ------------

  Net increase (decrease) in cash and cash equivalents                             (873)             (6,257)
  Cash and cash equivalents at beginning of period                               13,847              15,974
                                                                            ------------        ------------
  Cash and cash equivalents at end of period                             $       12,974       $       9,717
                                                                            ============        ============

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

                           COPLEY PHARMACEUTICAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     For the six months ended June 30, 1998



Note A - General

In the opinion of Copley Pharmaceutical, Inc. ("the Company"), the accompanying condensed consolidated financial statements contain all normal and recurring adjustments necessary to present fairly the financial position of the Company as of June 30, 1998 and December 31, 1997, the results of its operations for the three and six months ended June 30, 1998 and 1997, and its cash flows for the six months ended June 30, 1998 and 1997. While the Company believes that the disclosures presented are adequate to make the information not misleading, these consolidated financial statements should be read in conjunction with the Notes included in the Company's Form 10-K for the year ended December 31, 1997. The results for the three-month and six-month period ended June 30, 1998 are not necessarily indicative of the results that may be expected for any future period.

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

In connection with HC's acquisition of its majority interest in the Company, the Company is a party to a Product Agreement with HC pursuant to which the Company is afforded the opportunity under specified conditions to distribute and market the generic version of products sold by Hoechst-Roussel Pharmaceuticals, Inc. ("HRPI"), which was an indirect majority-owned subsidiary of HC. This Product Agreement has an initial term of five years, until November 11, 1998, and will continue until June 1, 1999. On January 1, 1996, HRPI was merged into HMRI. HMRI has agreed to be bound by the Product Agreement to the extent that HRPI was bound; that is, the Product Agreement continues to be in effect for products manufactured by the former HRPI but not for products manufactured by HMRI prior to the merger with HRPI nor for products developed by HMRI after January 1, 1996. In furtherance of the Product Agreement, the Company and HMRI entered into separate contracts relating to specific products as these products became available for generic distribution. These separate contracts will continue in effect beyond the expiration of the Product Agreement. In order to assure continuity of supply and to provide other competitive benefits, the Company, in 1997, renegotiated the distribution contracts relating to glyburide and micronized glyburide; as a result, the profit contribution of these products has decreased. In 1997 the Company entered into an agreement to distribute HMRI's pentoxifylline product. As a result of these new distribution contracts, the Company has incurred increased royalty costs. For the six months ended June 30, 1998 and 1997, approximately $21.6 million and $13.7 million, respectively, of generic versions of products were purchased from HMRI under these Product Agreements.

                         COPLEY PHARMACEUTICAL, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                     For the six months ended June 30, 1998

The Company obtains its comprehensive general liability, product liability, excess liability and all risks property insurance coverage through an insurance and risk-sharing arrangement with HC and its parent, Hoechst Aktiengesellschaft ("Hoechst AG"), and its various subsidiaries. Insurance coverage is provided by HC through its wholly-owned insurance subsidiary, as well as by external parties. The Company's total insurance expense for these insurance policies was approximately $2.3 million and $2.4 million, respectively, for the six months ended June 30, 1998 and 1997.

During the six months ended June 30, 1998 and 1997 the Company had net sales of approximately $0 and $30,000, respectively, to Wuxi Chia Tai Copley
Pharmaceutical, a Chinese company whose majority owner is Chia Tai Copley Pharmaceutical of which the Company is a 49% partner.

In June 1997, the Company discontinued its partnership participation in MIR Pharmaceutical, a partnership formed to market and manufacture pharmaceutical products in Russia, and whose senior vice president was a member of the Company's Board of Directors until July 27, 1998. The Company will continue to sell product through the MIR Pharmaceutical partnership.

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

                         COPLEY PHARMACEUTICAL, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                     For the six months ended June 30, 1998

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

     Approximately 5,600 proofs of claim (including approximately 360 alleging wrongful death) have been filed with the Special Master appointed by the Court to oversee the Albuterol Settlement Trust Fund. The Special Master has approved approximately 4,100 class action claims totaling approximately $59 million. No awards have been made to approximately 1,300 non-death class action claims (including approximately 700 which have been disallowed by the Special Master) and the District Court has given these claimants additional time to supplement their claims. In addition, approximately 840 clients of Jacoby & Meyers, representing nearly all of that firm's clients who are not alleging a death caused by albuterol, have agreed to be treated as if they were class members and class counsel have agreed that these claimants will be paid out of the Albuterol Settlement Trust Fund. Based upon the Special Master's classification of these claims, these Jacoby & Meyers claims have a value of approximately $11.5 million.

     Recourse to the remaining letters of credit in the class action settlement will not occur until all claims are processed and settlement amounts are recommended by the Special Master, and is contingent on the number of claims filed within certain categories. Although the total number of claims filed against the Albuterol Settlement Trust Fund is less than the number of claims the settling parties anticipated would be necessary to require the maximum funding of the Albuterol Settlement Trust Fund, at this time the Company is unable to determine how many of these claims will be awarded damages by the Special Master and, if awarded damages, how much will be given to various claimants. In addition, administrative fees and class action attorney fees and expenses will be paid out of the Albuterol Settlement Trust Fund. On April 30, 1998 the Wyoming District Court awarded plaintiffs' attorney $19.5 million in attorney's fees and approximately $1.6 million in expense reimbursement to be paid by claimants and the Company. The attorney's fees and expenses were previously reserved as part of the Company's recall and litigation accrual and will not have a material impact on the current year's earnings. The Company cannot predict the total amount to be paid out of the Albuterol Settlement Trust Fund.

     The settlement also is subject to certain other contingencies and does not cover certain individuals who previously opted out of the class action. The Company continues to be a defendant in lawsuits that were brought by or on behalf of less than five people who properly opted out of the class action.

Grand Jury Investigation

On May 28, 1997, the Company announced that it had entered into a plea agreement pursuant to which it agreed to waive indictment and plead guilty to a one count Information charging a violation of Title 18, United States Code, Section 371, a conspiracy to defraud the United States and one of its agencies, the Food and Drug Administration ("FDA"). The Information alleged that Copley made changes in the manufacturing processes for four drugs (only two of which, procainamide 500 mg tablets and potassium chloride tablets, currently are being manufactured by the Company) without proper notification to the FDA and signed false batch records with respect to two of these drugs. As part of the plea agreement, the Company agreed to pay a fine of $10.65 million plus interest, $3.55 million of which was paid in both June of 1997 and June of 1998, with the remainder due in June 1999. The plea was accepted by the United States District Court for the District of Massachusetts on June 19, 1997.

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

                         COPLEY PHARMACEUTICAL, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                     For the six months ended June 30, 1998

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

    On November 3, 1997 the Company received notification that the Defense Logistics Agency ("DLA") has proposed the Company be debarred from federal government contracting and from directly or indirectly receiving the benefits of certain federal assistance programs. The reason for the proposed debarment is the Company's guilty plea described above. The Company entered into an administrative agreement with DLA, effective May 1, 1998, in lieu of debarment.

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

                         COPLEY PHARMACEUTICAL, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                     For the six months ended June 30, 1998

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

Other Legal Proceedings

The Company has $7.9 million of estimated recall related and legal contingency reserves accrued at June 30, 1998. These reserves reflect the Company's estimates of its exposure at June 30, 1998 in its various legal proceedings described above. Actual settlements amounts may differ from amounts estimated. In addition, the Company from time to time is subject to claims arising in the ordinary course of business. While the outcome of the claims cannot be predicted with certainty, management does not expect these matters to have a material adverse effect on the results of operations and financial condition of the Company.

Note D - Debt

At June 30, 1998, the Company had $11.7 million in stand-by letters of credit related to the Albuterol Settlement Trust Fund outstanding under its working capital line of credit agreement. Refer to Note C of the Notes to Condensed
Consolidated Financial Statements for further discussion of the Settlement Agreement.

                           COPLEY PHARMACEUTICAL, INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                       AND CHANGES IN FINANCIAL CONDITION

Item 2. Management's Discussion and Analysis of Results of Operations and Changes in Financial Condition

Results of Operations

       Net Sales
---------------------------------------------------------------------------------------------------------------------
 For the quarter ended                            (In thousands)             For the six months ended
       June 30,                                                                       June 30,
  1998           1997       Change                 (Unaudited)                  1998           1997        Change
--------------------------------------------------------------------------------------------------------------------
  $18,924       $17,223         9.9 %         Manufactured products          $35,118         $32,757         7.2%
   15,803         8,277        90.9 %         Distributed products            27,817          18,559        49.9%
----------     ---------                                                   ----------       ---------
  $34,727       $25,500        36.2 %            Net sales                   $62,935         $51,316        22.6%
--------------------------------------------------------------------------------------------------------------------

Net sales for the second quarter of 1998 were $34.7 million, an increase of $9.2 million, or 36.2%, from the same period in 1997. The Company's net sales were $62.9 million for the six-month period ended June 30, 1998 as compared to $51.3 million for the same period in 1997. The increase in net sales for the quarter and six months ended June 30, 1998 resulted from new product introductions, most notably pentoxifylline, and higher unit sales volumes which was partially offset by continued price erosion. Additonally for the quarter ended June 30, 1998, the Company recognized an approximate $1.0 million benefit for sales allowances and promotional expenses accrued in prior quarters and whereby actual amount were favorable to amounts estimated.

   Gross Profit
-------------------------------------------------------------------------------------------------------------------------
  For the quarter ended                            (In thousands)                For the six months ended
        June 30,                                                                         June 30,
  1998             1997        Change                (Unaudited)                   1998             1997         Change
--------------------------------------------------------------------------------------------------------------------------
   $5,231          $5,000          4.6%      Manufactured products                 $ 8,397         $ 7,564           11.0%
                                                 As a % of manufactured
     27.6%           29.0%                          products net sales                23.9%           23.1%

   $3,454          $1,848         86.9%      Distributed products                  $ 6,029         $ 4,113           46.6%
                                                 As a % of distributed
     21.9%           22.3%                          products net sales                21.7%           22.1%

   $8,685          $6,848         26.8%      Gross profit                          $14,426         $11,677           23.5%

     25.0%           26.9%                       As a % of net sales                  22.9%           22.8%
---------------------------------------------------------------------------------------------------------------------------

The Company's gross profit was $8.7 million, or 25.0% of net sales, for the second quarter of 1998 as compared to $6.8 million, or 26.9% of net sales, for the same period in 1997.

For the six-month period ended June 30, 1998, the Company's gross profit was $14.4 million, or 22.9% of net sales, as compared to $11.7 million or 22.8% of net sales a year earlier. Increased volume of both manufactured and the new distributed product as well as the estimate adjustment contributed to maintaining margins despite falling prices.

                           COPLEY PHARMACEUTICAL, INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                 AND CHANGES IN FINANCIAL CONDITION (CONTINUED)


     Operating Expenses
     -------------------------------------------------------------------------------------------------------------------------
     For the quarter ended                            (In thousands)                  For the six months ended
            June 30,                                                                          June 30,
      1998           1997        Change                  (Unaudited)                    1998             1997         Change
     --------------------------------------------------------------------------------------------------------------------------
     $ 2,228         $3,566      (37.5)%     Research and development                    $4,850          $6,249       (22.4)%
        11.8%          20.7%                   As a % of net manufactured sales            13.8%           19.1%

     $ 1,164         $1,051       10.8%      Selling, marketing and distribution         $2,425          $2,319         4.6%
         3.3%           4.1%                   As a % of net sales                          3.9%            4.5%

     $ 1,496         $1,990      (24.8)%     General and administrative                  $2,779          $3,466       (19.8)%
         4.3%           7.8%                   As a % of net sales                          4.4%            6.8%

     $    15         $2,167      (99.3)%     Recall related and litigation, net          $  194          $2,366       (91.8)%
         0.0 %          8.5%                   As a % of net sales                          0.3%            4.6%

     $   ---         $  310       (100)%     Restructuring                                  ---          $  312        (100)%
         ---            1.2 %                   As a % of net sales                         ---             0.6%
--------------------------------------------------------------------------------------------------------------------------------

Research and development expenses decreased to $2.2 million for the second quarter of 1998 as compared to $3.6 million for the same period of 1997. For the six-month period, research and development expenses were $4.9 million as compared to $6.2 million reported in the prior year. Significant reductions in product validation costs were the primary causes of this decrease.

Selling, marketing and distribution expenses increased 10.8% to $1.2 million for the second quarter of 1998 as compared to $1.1 million for the same period of 1997. For the six-month period, selling, marketing and distribution expenses increased 4.6% to $2.4 million compared to $2.3 million reported a year earlier. The increase in selling, marketing and distribution expenses for the quarter and six months ended June 30, 1998 resulted from new product introductions.

General and administrative expenses were $1.5 million for the second quarter of 1998 as compared to $2.0 million for the same period in 1997. For the six-month period ended June 30, 1997, general and administrative expenses totaled $2.8 million compared to $3.5 million a year earlier. This decrease, for both periods, was primarily attributable to overall cost reductions, including significantly lower directors' and officers' insurance premiums, and efficiency improvements.

For the three and six month period ended June 30, 1997, net recall related and litigation expenses consisted of the 1997 adjustment to the Company's reserve to reflect the plea agreement with the Massachusetts U.S. Attorney and resultant fine, and other uninsured legal expenses incurred by the Company for representation in its various legal proceedings. Refer to Note C of the Notes to Condensed Consolidated Financial Statements for further discussion of the plea agreement and the Company's other outstanding legal proceedings.

The restructuring charges recorded in 1997 primarily reflect a small reduction in the Company's work force as part of its cost reduction initiatives.

                           COPLEY PHARMACEUTICAL, INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                 AND CHANGES IN FINANCIAL CONDITION (CONTINUED)

   Interest and Other Income (Expense)

--------------------------------------------------------------------------------------------------------------
 For the quarter ended                           (In thousands)      For the six months ended
       June 30,                                                              June 30,
   1998            1997       Change               (Unaudited)           1998           1997          Change
--------------------------------------------------------------------------------------------------------------
                                           Interest and other
  $   476          $ 350         36.0%        investment income         $   906         $   653         38.7%

     (157)           (68)       130.9%     Interest expense                (319)           (130)       145.4%

       15         (1,540)      (101.0)%    Other income (expense)           (76)         (1,500)       (94.9)%

---------------------------------------------------------------------------------------------------------------

Interest and other investment income increased to $476,000 for the second quarter of 1998 as compared to $350,000 for the same period of 1997. For the six-month period, interest and other investment income increased to $906,000 as compared to $653,000 reported a year earlier. In both cases the increase was due to increased average investment holdings.

Interest expense increased to $157,000 for the second quarter of 1998 as compared to $68,000 for the same period of 1997. For the six-month period interest expense increased 145.4% to $319,000 as compared to $130,000 for 1997. The increase for both the quarter and the year were due primarily to the accrual of interest relating to installments payable under the Company's plea agreement. Refer to Note C of the Notes to Condensed Consolidated Financial Statements for further discussion of the Grand Jury settlement. Other expenses of $1.5 million for the six-month period ended June 30, 1997 consisted primarily of a one-time charge related to the Company's decision to discontinue its funding of a collaborative effort in the field of ophthalmology and to discontinue its partnership participation in MIR Pharmaceutical, a company formed to manufacture and sell pharmaceutical products in Russia, refer to Note B of the Notes to Condensed Consolidated Financial Statements for further discussion of this Related Party Transaction.

   Taxes and Net Income (Loss)
---------------------------------------------------------------------------------------------------------------------
 For the quarter ended                        (In thousands)               For the six months ended
       June 30,                                                                    June 30,
  1998            1997         Change              (Unaudited)                   1998            1997         Change
----------------------------------------------------------------------------------------------------------------------
  $ 1,360         $(1,980)     (168)%      Income tax expense (benefit)          $ 1,530        $ (2,135)      (172)%

     33.0 %         (56.7)%                Effective tax rate                       32.6 %         (53.2)%

  $ 2,756         $(1,514)     (282)%      Net income (loss)                     $ 3,159         $(1,877)      (268)%
-----------------------------------------------------------------------------------------------------------------------

Net income for the second quarter of 1998 was $2.8 million or $0.14 per share compared to a net loss of $1.5 million or $0.08 per share for the second quarter of 1997. Net income for 1997 excluding litigation related expenses and previously announced cost reduction initiatives would have been a profit of $0.2 million or $0.01 per share.

For the six-month period ended June 30, 1998, the Company reported net income of $3.2 million or $0.16 per share as compared to net loss of $1.9 million or $0.10 per share for the same period in 1997. Excluding the unusual items described above, 1997 earnings would have been a gain of $0.1 million, or less than $0.01 per share. The increase in adjusted earnings related primarily to higher net sales and lower research and development spending.

                           COPLEY PHARMACEUTICAL, INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                 AND CHANGES IN FINANCIAL CONDITION (CONTINUED)

Changes in Financial Condition

Capital Resources and Liquidity
----------------------------------------------------------
                               June 30,      December 31,
In thousands                       1998              1997
----------------------------------------------------------
                            (Unaudited)
Cash and short-term
   investments                  $32,439           $33,345
Working capital                  62,304            60,080
Long-term debt                    4,800             4,800
Shareholders' equity            104,139           100,881
----------------------------------------------------------

Working capital increased $2.2 million from December 31, 1997 to $62.3 million at June 30, 1998 primarily due to working capital generated from operations.

The Company has a working capital line of credit agreement that provides a maximum borrowing capacity of $30.0 million. At June 30, 1998, the Company had $11.7 million of stand-by letters of credit issued under this line of credit. These stand-by letters of credit were obtained by the Company pursuant to the requirements of the Albuterol Settlement Trust Fund to cover its uninsured obligation. Recourse to the letters of credit are contingent on the number of claims filed within certain categories and will not occur until all claims are processed and settlement amounts are recommended by the Special Master. Refer to Note C of the Notes to Condensed Consolidated Financial Statements for further discussion of the Albuterol Class Action Lawsuits.

PART II.  OTHER INFORMATION

Item 1.       Legal Proceedings

See descriptions of legal proceedings in Note C of the Notes to Condensed Consolidated Financial Statements in Part I of this Form 10-Q, which are hereby incorporated by reference herein.

Item 4.  Submission of Matters to a Vote of Security Holders

     (a) The Annual Meeting of Shareholders of the Company was held on May 28, 1998.

     (b)(1) The following individuals were elected or re-elected to the Board of Directors. The number of votes cast for each of the above directors was as follows:

                 Director              For              Withheld

             Robert P. Cook          16,285,301          132,199
             Jane C.I. Hirsh         16,282,996          134,504
             David A. Jenkins        16,286,743          130,757

     (c)(3) The selection of the firm of KPMG Peat Marwick LLP as auditors for the fiscal year ending December 31, 1998 was ratified by the following vote:

                                     Number of
                                       Shares

                    For             16,046,610
                    Against            359,694
                    Abstained           11,196


Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits
              10.1 Agreement dated May 1, 1998 between The Company and the Defense Logistics Agency ("DLA").

         (b) Reports on Form 8-K
               Form 8-K dated May 28, 1998 - Item 5: Other Events. The Company announced the election results of its annual meeting, various personnel changes and its decision not to renew its previously announced retention of CIBC Oppenheimer & Co.

               No other reports on Form 8-K were filed during the three months ended June 30, 1998.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



         Signature                    Title                           Date

/s/  Daniel M. P. Caron      Vice President-Finance, Chief       August 14, 1998
------------------------    Financial Officer and Treasurer
     Daniel M. P. Caron    (principal financial and principal
                                   accounting officer)