Form 10-Q
period 1998-09-30
COPLEY PHARMACEUTICAL INC
filed 1998-11-17
CIK 829987

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 1998

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

                                 Yes X No_______

The number of shares outstanding of the registrant's only class of common stock as of October 31, 1998 was 19,188,351 shares.

                           COPLEY PHARMACEUTICAL, INC.
                                      INDEX
                  For the Nine Months Ended September 30, 1998

PART I.                            FINANCIAL INFORMATION           PAGE NO.

Item 1.  Condensed Consolidated Financial Statements

         Condensed Consolidated Balance Sheets as of September 30,
           1998 and December 31, 1997                                3

         Condensed Consolidated Statements of Operations
           and Comprehensive Income  for the three and nine          4
           months ended September 30, 1998 and 1997

         Condensed Consolidated Statements of Cash Flows
           for the nine months ended September 30, 1998 and 1997     5

         Notes to Condensed Consolidated Financial Statements     6 - 10

Item 2.  Management's Discussion and Analysis of Results of
           Operations and Changes in Financial Condition          11 - 17

PART II.                             OTHER INFORMATION

Item 1.  Legal Proceedings                                          18

Item 5.  Other Information                                          18

Item 6.  Exhibits and Reports on Form 8-K                           18

         Signature                                                  19

                          PART 1. FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

                           COPLEY PHARMACEUTICAL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                         September 30,      December 31,
 (In thousands, except share data)                                            1998              1997
 ----------------------------------------------------------------------------------------------------------
 ASSETS                                                                  (Unaudited)
 Current assets:
     Cash and cash equivalents                                         $       13,119  $         13,847
     Available-for-sale securities                                             25,817            19,498
     Accounts receivable, trade, net                                           34,117            30,170
     Inventories:
         Raw materials                                                         10,759             7,282
         Work in process                                                        5,267             5,207
         Finished goods                                                         8,504            10,797
                                                                          ------------   ---------------
     Total inventories                                                         24,530            23,286
     Current deferred tax assets                                                5,434             5,239
     Other current assets                                                       4,781             4,189
                                                                          ------------   ---------------
         Total current assets                                                 107,798            96,229

 Property, plant and equipment, net                                            43,785            46,450
 Other assets                                                                   2,936             3,065
                                                                          ------------   ---------------
 Total assets                                                          $      154,519  $        145,744
                                                                          ------------   ---------------

 LIABILITIES AND SHAREHOLDERS' EQUITY
 Current liabilities:
     Accounts payable, trade                                           $        2,973  $          2,583
     Accounts payable, related party                                           16,815            13,668
     Current portion of long-term debt                                            300               300
     Accrued compensation and benefits                                          1,533             1,275
     Accrued rebates                                                            8,826             9,071
     Accrued income taxes                                                       4,102               374
     Current portion of accrued recall related and litigation expenses          8,067             8,048
     Accrued expenses                                                           1,018               830
                                                                          ------------   ---------------
         Total current liabilities                                             43,634            36,149
 Accrued recall related and litigation expenses                                   ---             3,645
 Deferred tax liabilities                                                         940               269
 Long-term debt                                                                 4,500             4,800
                                                                          ------------   ---------------
 Total liabilities                                                             49,074            44,863

 Shareholders' equity:
     Preferred stock, $.01 par value; authorized 3,000,000 shares;
         none issued                                                              ---               ---
     Common stock, $.01 par value; authorized 60,000,000 shares;
         issued 25,370,745 shares                                                 254               254
     Additional paid-in capital                                                78,275            78,063
     Unrealized holding (loss)gain on available-for-sale securities                60               (16)
     Retained earnings                                                         39,387            35,133
     Treasury stock, at cost, 6,189,060 and 6,235,978 shares
         outstanding, respectively                                            (12,531)          (12,553)
                                                                          ------------    --------------
         Total shareholders' equity                                           105,445           100,881
                                                                          ------------    --------------
 Total liabilities and shareholders' equity                            $      154,519   $       145,744
                                                                          ------------    --------------

         The   accompanying   notes  are  an  integral  part  of  the  Condensed
Consolidated Financial Statements.

                           COPLEY PHARMACEUTICAL, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
                              COMPREHENSIVE INCOME

                 (Unaudited)                                                                           (Unaudited)
          For the three months ended                                                            For the nine months ended
                September 30,                                                                         September 30,
         1998                   1997         (In thousands, except per share data)          1998                  1997
     --------------         --------------                                             ---------------        --------------
                                             Net sales:
 $          16,931        $        19,665       Manufactured products                $         52,049       $        52,478
            18,409                 16,810       Distributed products                           46,226                35,313
     --------------         --------------                                             ---------------        --------------
            35,340                 36,475            Net sales                                 98,275                87,791
                                             Cost of goods sold:
            13,100                 13,864       Manufactured products                          39,820                39,331
            14,714                 12,270       Distributed products                           36,502                26,442
     --------------         --------------                                             ---------------        --------------
            27,814                 26,134            Cost of goods sold                        76,322                65,773

             7,526                 10,341                Gross profit                          21,953                22,018
                                             Operating expenses:
             2,954                  2,831       Research and development                        7,804                 9,080
             1,023                  1,160       Selling, marketing and distribution             3,448                 3,478
             1,608                  2,068       General and administrative                      4,387                 5,535
               183                    227       Recall related and litigation, net                378                 2,593
               ---                   (142)      Restructuring                                     ---                   170
     --------------         --------------                                             ---------------        --------------
             1,758                  4,197            Income from operations                     5,936                 1,162
               395                    360    Interest and other investment income               1,300                 1,013
              (110)                  (304)   Interest expense                                    (430)                 (434)
                29                    (59)   Other income (expense), net                          (46)               (1,559)
     --------------         --------------                                             ---------------        --------------
             2,072                  4,194            Income before income taxes                 6,760                   182
               975                  2,440    Provision for income taxes                         2,505                   305
     --------------         --------------                                             ---------------        --------------
 $           1,097        $         1,754    Net income (loss)                       $          4,255                  (123)
     --------------         --------------                                             ---------------        --------------
                                             Other comprehensive income, net of taxes
                71                     11     Unrealized gains (loss) on securities                78                    (8)
                                              Less: reclassification adjustment
                (4)                   ---     for (losses) included in net income                  (2)                  ---
     --------------         --------------                                             ---------------        --------------
 $           1,164        $         1,765    Comprehensive income (loss)             $          4,331       $          (131)
     --------------         --------------                                             ---------------        --------------
                                             Weighted    average    common
                                                 shares outstanding:
            19,179                 19,135          Basic                                       19,162                19,124
            19,360                 19,231          Diluted                                     19,303                19,124

                                             Earnings (loss) per share:
             $0.06                  $0.09          Basic                                        $0.22                $(0.01)
             $0.06                  $0.09          Diluted                                      $0.22                $(0.01)

        The   accompanying   notes  are  an  integral   part  of  the  Condensed
Consolidated Financial Statements.

                           COPLEY PHARMACEUTICAL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                                     (Unaudited)
                                                                              For the nine months ended
                                                                                    September 30,
  (In thousands)                                                               1998                1997
                                                                           --------------      -------------
 Cash flows from operating activities:
     Net income (loss)                                                   $        4,255       $        (123)
     Adjustments to reconcile net income (loss) to net cash provided by
         (used in) operating activities:
         Depreciation and amortization                                            5,019               5,411
         Realized losses (gains) on sales of assets                                   8                (183)
         Change in deferred taxes                                                   476               2,025
     Changes in operating assets and liabilities:
        Decreases (increases) in assets:
           Accounts receivable                                                   (3,947)             (7,618)
           Inventories                                                           (1,244)              1,153
           Other current assets                                                    (592)              1,161
           Other assets, net of amortization                                         23               1,253
        Increases (decreases) in liabilities:
           Accounts payable                                                       3,537               2,744
           Accrued income taxes                                                   3,728              (2,017)
           Accrued expenses                                                      (3,425)             (6,533)
                                                                            ------------        ------------
              Net cash provided by (used in) operating activities                 7,838              (2,727)
                                                                            ------------        ------------

 Cash flows from investing activities:
     Capital expenditures                                                        (2,230)               (868)
     Purchases of available-for-sale securities                                   8,900             (13,754)
     Proceeds from sales of available-for-sale securities                         8,104                 ---
     Proceeds from maturities of available-for-sale securities                  (23,273)             11,250
     Proceeds from sales of property, plant and equipment                           ---                 201
                                                                            ------------        ------------
              Net cash provided by (used in) investing activities                (8,499)             (3,171)
                                                                            ------------        ------------
 Cash flows from financing activities:
     Stock option excercises                                                         30                 ---
     Issuance of common stock to Employee Stock Purchase Plan                       203                 202
     Payment of long-term debt                                                     (300)               (300)
                                                                            ------------        ------------
             Net cash provided by (used in) financing activities                    (67)                (98)
                                                                            ------------        ------------
 Net increase (decrease) in cash and cash equivalents                              (728)             (5,996)
 Cash and cash equivalents at beginning of period                                13,847              15,974
                                                                            ------------        ------------
 Cash and cash equivalents at end of period                              $       13,119       $       9,978
                                                                            ------------        ------------

         The   accompanying   notes  are  an  integral  part  of  the  Condensed
Consolidated Financial Statements.

                           COPLEY PHARMACEUTICAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  For the nine months ended September 30, 1998



 Note A - General

In the opinion of Copley Pharmaceutical, Inc. ("the Company"), the accompanying condensed consolidated financial statements contain all normal and recurring adjustments necessary to present fairly the financial position of the Company as of September 30, 1998 and December 31, 1997, the results of its operations for the three and nine months ended September 30, 1998 and 1997, and its cash flows for the nine months ended September 30, 1998 and 1997. While the Company believes that the disclosures presented are adequate to make the information not misleading, these consolidated financial statements should be read in conjunction with the Notes included in the Company's Form 10-K for the year ended December 31, 1997. The results for the three-month and nine-month period ended September 30, 1998 are not necessarily indicative of the results that may be expected for any future period.

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

In connection with HC's acquisition of its majority interest in the Company, the Company is a party to a Product Agreement with HC pursuant to which the Company is afforded the opportunity under specified conditions to distribute and market the generic version of products sold by Hoechst-Roussel Pharmaceuticals, Inc. ("HRPI"), which was an indirect majority-owned subsidiary of HC. This Product Agreement had an initial term of five years, until November 11, 1998, and has been extended until June 1, 1999 at which time it will expire. On January 1, 1996, HRPI was merged into HMRI. HMRI has agreed to be bound by the Product Agreement to the extent that HRPI was bound; that is, the Product Agreement continues to be in effect for products manufactured by the former HRPI but not for products manufactured by HMRI prior to the merger with HRPI nor for products developed by HMRI after January 1, 1996. In furtherance of the Product Agreement, the Company and HMRI entered into separate contracts relating to specific products as these products became available for generic distribution. These separate contracts will continue in effect beyond the expiration of the Product Agreement. In order to assure continuity of supply and to provide other competitive benefits, the Company, in August 1997, renegotiated the distribution contracts relating to glyburide and micronized glyburide; as a result, the profit contribution of these products has decreased. In 1997 the Company entered into an agreement to distribute HMRI's pentoxifylline product. As a result of these new and renegotiated distribution contracts, the Company has incurred increased royalty costs. For the nine months ended September 30, 1998 and 1997, approximately $34.3 million and $26.4 million, respectively, of generic versions of products were purchased from HMRI under these Product Agreements.

                          COPLEY PHARMACEUTICAL, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  For the nine months ended September 30, 1998

The Company obtains its comprehensive general liability, product liability, excess liability and all risks property insurance coverage through an insurance and risk-sharing arrangement with HC and its parent, Hoechst Aktiengesellschaft ("Hoechst AG"), and its various subsidiaries. Insurance coverage is provided by HC through its wholly-owned insurance subsidiary, as well as by external parties. The Company's total expense for these insurance policies was approximately $3.4 million and $3.6 million, respectively, for the nine months ended September 30, 1998 and 1997.

During the nine months ended September 30, 1998 and 1997 the Company had net sales of approximately $0 and $157,000, respectively, to Wuxi Chia Tai Copley Pharmaceutical, a Chinese company whose majority owner is Chia Tai Copley Pharmaceutical of which the Company is a 49% partner.

In June 1997, the Company discontinued its partnership participation in MIR Pharmaceutical, a partnership formed to market and manufacture pharmaceutical products in Russia, and whose senior vice president was a member of the Company's Board of Directors until July 27, 1998. The Company may continue to sell product through the MIR Pharmaceutical partnership.

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

                  COPLEY PHARMACEUTICAL, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  For the nine months ended September 30, 1998

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

Approximately 5,600 proofs of claim (including approximately 360 alleging wrongful death) have been filed with the Special Master appointed by the Court to oversee the Albuterol Settlement Trust Fund. The Special Master has approved approximately 4,200 class action claims totaling approximately $59 million. No awards have been made to approximately 1,300 non-death class action claims (including approximately 980 which have been disallowed by the Special Master). In addition, approximately 840 clients of Jacoby & Meyers, representing nearly all of that firm's clients who are not alleging a death caused by albuterol, have agreed to be treated as if they were class members and class counsel have agreed that these claimants will be paid out of the Albuterol Settlement Trust Fund. Based upon the Special Master's classification of these claims, these Jacoby & Meyers claims have a value of approximately $11.5 million.

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

Grand Jury Investigation

On May 28, 1997, the Company announced that it had entered into a plea agreement pursuant to which it agreed to waive indictment and plead guilty to a one count Information charging a violation of Title 18, United States Code, Section 371, a conspiracy to defraud the United States and the Food and Drug Administration ("FDA"). The Information alleged that Copley made changes in the manufacturing processes for four drugs (only two of which, procainamide 500 mg tablets and potassium chloride tablets, currently are being manufactured by the Company) without proper notification to the FDA and signed false batch records with respect to two of these drugs. As part of the plea agreement, the Company agreed to pay a fine of $10.65 million plus interest, $3.55 million of which was paid in each of June of 1997 and June of 1998, with the remainder due in June 1999. The plea was accepted by the United States District Court for the District of Massachusetts on June 19, 1997.

                  COPLEY PHARMACEUTICAL, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  For the nine months ended September 30, 1998

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

Also on May 28, 1997 the Company announced that it had entered into an agreement with the FDA providing for an independent audit of 20 of Copley's ANDAs. The Company is cooperating fully with the FDA, and the independent audit commenced in July 1997 has been substantially completed. The FDA has agreed that during this audit it will continue to review the Company's pending ANDAs, accept new ANDAs from the Company and, where appropriate, approve Copley's ANDAs.

Shareholder Derivative Action

On September 2, 1998, Copley Pharmaceutical, Inc. was served as a nominal defendant in a shareholder derivative action against six of its eight current Directors. The lawsuit, which was brought by Great Neck Capital Appreciation
Investment Partnership, the alleged owner of an unspecified number of Company shares, is pending in Norfolk County, Massachusetts Superior Court. On October 2, 1998, plaintiff filed a First Amended Shareholder Derivative Complaint that named HCCP Acquisition Corporation, Hoechst Corporation and Hoechst Aktiengesellschaft as additional defendants. The amended complaint's allegations include alleged breach of fiduciary duty and alleged waste of corporate assets and seeks unspecified money damages and injunctive relief. According to the amended complaint, "Copley is named as a defendant herein solely in a derivative capacity. This action is brought on its behalf, and no claims are asserted against it." The Company is obligated todefend and indemnify the Director defendants and has put its directors and officers insurance carrier on notice of this claim. The Company has been advised that the defendants will seek to dismiss the amended complaint.

Marion Merrell Dow Inc. Bulk Diltiazem Lawsuit

In November of 1992, a lawsuit was filed against the Company by MMD and Tanabe Seiyaku Co., Ltd. ("Tanabe") in the United States District Court for the District of Massachusetts captioned Marion Merrell Dow Inc. and Tanabe Seiyaku Co., Ltd. v. Copley Pharmaceutical, Inc. and Orion Corporation Fermion. MMD and Tanabe allege that the Company and Orion Corporation Fermion ("Orion"), the manufacturer of the Company's bulk diltiazem, are infringing a process patent for one method of manufacturing bulk diltiazem. MMD and Tanabe have alleged that they are the exclusive licensee and patentee, respectively, of such process patent. The complaint sought a permanent injunction and trebled unspecified monetary damages. The Company denied all liability in its answer to the complaint. On May 10, 1993, the Court ordered the case administratively closed, staying the case until further notice. On June 27, 1995, the parties jointly moved the Court for an Order further staying the action until 30 days after notification of completion of the related International Trade Commission proceeding discussed below.

International Trade Commission Complaint

On February 25, 1993, the Company, together with a number of other off-patent pharmaceutical manufacturers and certain chemical manufacturers, was named as a respondent in a complaint filed by MMD and Tanabe before the United States International Trade Commission ("the ITC") captioned Complaint of Marion Merrell Dow Inc. and Tanabe Seiyaku Co., Ltd. Pursuant to Section 337 of the Tariff Act of 1930. The complaint sought an order (i) prohibiting the importation of, among other things, the bulk diltiazem purchased by the Company from Orion, and (ii) requiring the Company to immediately stop selling its current diltiazem product, which incorporates bulk diltiazem supplied by Orion, based on the alleged infringement by Orion of a process patent for one method of manufacturing bulk diltiazem.

                  COPLEY PHARMACEUTICAL, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  For the nine months ended September 30, 1998

Orion agreed at its expense to defend the Company in this action and the MMD Bulk Diltiazem Lawsuit discussed previously and to indemnify the Company for any damages that might be assessed as a result of the Company's sale of diltiazem obtained from Orion. In October, 1998 a settlement was reached in this action and the MMD Bulk Diltiazem Lawsuit. The settlement was made without any cost or expense to the Company.

SmithKline Beecham Lawsuit

In August 1997, the Company filed an ANDA for nabumetone which certified that SmithKline Beecham Corporation's ("SB") patent relating to nabumetone was invalid and unenforceable and that the Company was entitled to manufacture and sell nabumetone prior to the December 13, 2002 expiration of SB's nabumetone patent. As a result, on October 31, 1997 the Company was served with a summons and complaint in a patent infringement action entitled SmithKline Beecham Corporation and Beecham Group p.l.c. v. Copley Pharmaceutical, Inc. in the United States District Court for the District of Massachusetts. In their action, plaintiffs allege that because the Company seeks approval of its ANDA to engage in the commercial manufacture, use and sale of nabumetone as claimed in their patent before the patent's expiration, the Company has infringed their nabumetone patent. Plaintiffs seek damages and an injunction against approval of the Company's nabumetone ANDA and its sale of nabumetone prior to December 13, 2002. The manufacturer and supplier of the bulk nabumetone that the Company has designated for use in its ANDA has agreed to defend the Company in this action and to indemnify the Company for any damages that might be assessed as a result of the Company's sale of nabumetone obtained from the manufacturer. Although the Company believes that this complaint is without merit and the Company has meritorious defenses to these actions, there can be no assurance that the Company will prevail or that an adverse outcome would not have a material adverse effect on the Company's consolidated financial condition or results of operation.

Other Legal Proceedings

The Company has $8.1 million of estimated recall related and legal contingency reserves accrued at September 30, 1998. These reserves reflect the Company's estimates of its exposure at September 30, 1998 in its various legal proceedings described above. Actual settlements amounts may differ from amounts estimated. In addition, the Company from time to time is subject to claims arising in the ordinary course of business. While the outcome of the claims cannot be predicted with certainty, management does not expect these matters to have a material adverse effect on the results of operations and financial condition of the Company.

Note D - Debt

At September 30, 1998, the Company had $11.7 million in stand-by letters of credit related to the Albuterol Settlement Trust Fund outstanding under its working capital line of credit agreement. Refer to Note C of the Notes to Condensed Consolidated Financial Statements for further discussion of the Settlement Agreement.

                           COPLEY PHARMACEUTICAL, INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                       AND CHANGES IN FINANCIAL CONDITION

Item 2. Management's Discussion and Analysis of Results of Operations and Changes in Financial Condition

   Results of Operations

       Net Sales
---------------------------------------------------------------------------------------------------------------------
 For the quarter ended                            (In thousands)             For the nine months ended
     September 30,                                                                  September 30,
  1998           1997       Change                 (Unaudited)                  1998           1997        Change
--------------------------------------------------------------------------------------------------------------------
  $16,931       $19,665       (13.9) %        Manufactured products          $52,049          $52,478       (0.8)%
   18,409        16,810         9.5 %         Distributed products            46,226           35,313       30.9%
----------      --------                                                   ----------       ---------
  $35,340       $36,475        (3.1) %           Net sales                   $98,275          $87,791       11.9%
--------------------------------------------------------------------------------------------------------------------

Net sales for the third quarter of 1998 were $35.3 million, a decrease of $1.1 million, or (3.1)%, from the same period in 1997. Increases in unit sales volumes were not sufficient to offset a continued erosion of prices.

The Company's net sales were $98.3 million for the nine-month period ended September 30, 1998 as compared to $87.8 million for the same period in 1997. The increase in net sales for the nine months ended September 30, 1998 resulted from new product introductions, most notably pentoxifylline, and higher unit sales volumes which was partially offset by continued price erosion.

   Gross Profit
-------------------------------------------------------------------------------------------------------------------------
  For the quarter ended                            (In thousands)               For the nine months ended
      September 30,                                                                   September 30,
  1998             1997         Change               (Unaudited)                   1998             1997         Change
--------------------------------------------------------------------------------------------------------------------------
   $3,831          $5,801       (34.0)%       Manufactured products                $12,229         $13,147          (7.0)%
                                                  As a % of manufactured
     22.6 %          29.5 %                          products net sales               23.5 %          25.1 %

   $3,695          $4,540       (18.6)%       Distributed products                 $ 9,724         $ 8,871            9.6%
                                                  As a % of distributed
     20.1 %          27.0 %                          products net sales               21.0 %          25.1 %

   $7,526         $10,341       (27.2)%       Gross profit                         $21,953         $22,018          (0.3)%
     21.3 %          28.4 %                       As a % of net sales                 22.3 %          25.1 %
---------------------------------------------------------------------------------------------------------------------------

The Company's gross profit was $7.5 million, or 21.3% of net sales, for the third quarter of 1998 as compared to $10.3 million, or 28.4% of net sales, for the same period in 1997. The lower gross profit as a percentage of net sales was a result of the continued erosion of prices, a higher mix of distributed products which realize a lower gross profit and the prior year's quarter having a one time benefit related to the renegotiation of the distributed product agreements with Hoechst Marion Roussel, Inc.

For the nine-month period ended September 30, 1998, the Company's gross profit was $22.0 million, or 22.3% of net sales, as compared to $22.0 million or 25.1% of net sales a year earlier.

                           COPLEY PHARMACEUTICAL, INC.
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
                   CHANGES IN FINANCIAL CONDITION (Continued)


     Operating Expenses
     -------------------------------------------------------------------------------------------------------------------------
     For the quarter ended                            (In thousands)                  For the nine months ended
         September 30,                                                                      September 30,
      1998           1997        Change                  (Unaudited)                     1998            1997         Change
     ---------------------------------------------------------------------------------------------------------------------------
      $2,954         $2,831      4.3%        Research and development                    $7,804           $9,080      (14.1)%
        17.4 %         14.4 %                   As a % of net manufactured sales           15.0 %           17.3 %

      $1,023         $1,160    (11.8)%       Selling, marketing and distribution         $3,448           $3,478       (0.9)%
         2.9 %          3.2 %                   As a % of net sales                         3.5 %            4.0 %

      $1,608         $2,068    (22.2)%       General and administrative                  $4,387           $5,535      (20.7)%
         4.6 %          5.7 %                   As a % of net sales                         4.5 %            6.3 %

        $183           $227    (19.4)%       Recall related and litigation, net          $  378           $2,593      (85.4)%
         0.5 %          0.6 %                   As a % of net sales                         0.4 %            3.0 %

       $ ---         $ (142)  (100)%         Restructuring                                  ---            $ 170     (100)%
         ---           (0.4) %                  As a % of net sales                         ---              0.2 %
--------------------------------------------------------------------------------------------------------------------------------

Research and development expenses increased to $3.0 million for the third quarter of 1998 as compared to $2.8 million for the same period of 1997. For the nine-month period, research and development expenses were $7.8 million as compared to $9.1 million reported in the prior year. Significant reductions in product validation costs related to validation of a new manufacturing process during the prior year.

Selling, marketing and distribution expenses decreased 11.8% to $1.0 million for the third quarter of 1998 as compared to $1.2 million for the same period of 1997. For the nine-month period, selling, marketing and distribution expenses decreased 0.9% to $3.4 million compared to $3.5 million reported a year earlier. The decrease in selling, marketing and distribution expenses for the quarter and nine months ended September 30, 1998 resulted primarily from a decrease in freight expense. Prior year freight was inflated due to a carrier's union strike which lead to higher pricing by competitors.

General and administrative expenses were $1.6 million for the third quarter of 1998 as compared to $2.1 million for the same period in 1997. For the nine-month period ended September 30, 1998, general and administrative expenses totaled $4.4 million compared to $5.5 million a year earlier. This decrease, for both periods, was primarily attributable to overall cost reductions, including significantly lower directors' and officers' insurance premiums, and efficiency improvements.

For the three and nine month periods ended September 30, 1998 and 1997, net recall related and litigation expenses consisted of the 1997 adjustment to the Company's reserve to reflect the plea agreement with the Massachusetts U.S. Attorney and resultant fine, and other uninsured legal expenses incurred by the Company for representation in its various legal proceedings. Refer to Note C of the Notes to Condensed Consolidated Financial Statements for further discussion of the plea agreement and the Company's other outstanding legal proceedings.

The restructuring charges recorded in 1997 primarily reflect a small reduction in the Company's work force as part of its cost reduction initiatives.

                           COPLEY PHARMACEUTICAL, INC.
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
                   CHANGES IN FINANCIAL CONDITION (Continued)

   Interest and Other Income (Expense)
-----------------------------------------------------------------------------------------------------------------------
 For the quarter ended                           (In thousands)                For the nine months ended
     September 30,                                                                   September 30,
   1998            1997       Change               (Unaudited)                      1998            1997        Change
-------------------------------------------------------------------------------------------------------------------------
                                           Interest and other
    $ 395          $ 360         9.7%        investment income                    $ 1,300         $ 1,013         28.3%
     (110)          (304)      (63.8)%     Interest expense                          (430)           (434)        (0.9)%
       29            (59)     (149.2)%     Other income (expense)                     (46)         (1,559)       (97.0)%
-------------------------------------------------------------------------------------------------------------------------

Interest and other investment income increased to $395,000 for the third quarter of 1998 as compared to $360,000 for the same period of 1997. For the nine-month period, interest and other investment income increased to $1.3 million as compared to $1.0 million reported a year earlier. In both cases the increase was due to increased average investment holdings.

Interest expense decreased to $110,000 for the third quarter of 1998 as compared to $304,000 for the same period of 1997. For the nine-month period interest expense decreased 0.9% to $430,000 as compared to $434,000 for 1997. The changes in interest expense for both the quarter and the nine months ended September 30, 1998 were due primarily to the accrual of interest relating to installments payable under the Company's plea agreement. Refer to Note C of the Notes to Condensed Consolidated Financial Statements for further discussion of the plea agreement with the U.S. Attorney. Other expenses of $1.6 million for the nine-month period ended September 30, 1997 consisted primarily of a one-time charge related to the Company's decision to discontinue its funding of a collaborative effort in the field of ophthalmology and to discontinue its partnership participation in MIR Pharmaceutical, a company formed to manufacture and sell pharmaceutical products in Russia, refer to Note B of the Notes to Condensed Consolidated Financial Statements for further discussion of this Related Party Transaction.

   Taxes and Net Income (Loss)
---------------------------------------------------------------------------------------------------------------------
 For the quarter ended                         (In thousands)              For the nine months ended
     September 30,                                                               September 30,
  1998            1997         Change              (Unaudited)                   1998             1997        Change
------------------------------------------------------------------------------------------------------------------------
    $ 975          $2,440      (60.0)%      Income tax expense (benefit)         $ 2,505             $305        721%
     47.1 %          58.2 %                 Effective tax rate                      37.1 %          167.6 %
  $ 1,097          $1,754      (37.5)%      Net income (loss)                    $ 4,255            $(123)    (3,559)%
-------------------------------------------------------------------------------------------------------------------------

Net income for the third quarter of 1998 was $1.1 million or $0.06 per share compared to a net income of $1.8 million or $0.09 per share for the third quarter of 1997.

The 47.1% effective tax rate for the quarter is based on a change in the year end forecasted tax rate resulting from higher unit sales and timing of new product introductions.

     The higher effective tax rate recognized during the prior year resulted from certain of the recall and litigation expenses not being deductible for federal and state income tax reporting purposes.

For the nine-month period ended September 30, 1998, the Company reported net income of $4.3 million or $0.22 per share as compared to net loss of $0.1 million or $0.01 per share for the same period in 1997.

Changes in Financial Condition

Capital Resources and Liquidity
----------------------------------------------------------
                          September 30,      December 31,
In thousands                       1998              1997
----------------------------------------------------------
                            (Unaudited)
Cash and short-term
   investments                  $38,936           $33,345
Working capital                  64,164            60,080
Long-term debt                    4,500             4,800
Shareholders' equity            105,445           100,881
----------------------------------------------------------

Working  capital  increased $4.1 million from December 31, 1997 to $64.2 million
at  September  30,  1998  primarily  due  to  working  capital   generated  from
operations.

The Company has a working capital line of credit agreement that provides a maximum borrowing capacity of $30.0 million. At September 30, 1998, the Company had $11.7 million of stand-by letters of credit issued under this line of credit. These stand-by letters of credit were obtained by the Company pursuant to the requirements of the Albuterol Settlement Trust Fund to cover its uninsured obligation. Recourse to the letters of credit are contingent on the number of claims filed within certain categories and will not occur until all claims are processed and settlement amounts are recommended by the Special Master. Refer to Note C of the Notes to Condensed Consolidated Financial Statements for further discussion of the Albuterol Class Action Lawsuits.

New Directors

On August 24, 1998, Daniel L. Korpolinski assumed the offices of President and Chief Executive Officer of the Company. Mr. Korpolinski also was elected a Company Director serving on the Board of Directors. In October, 1998 the Company announced that Jess G. Thoene, MD had been elected an Independent Director serving on the Board of Directors, filling one of the Independent Director positions that have been vacant since the resignation of two Independent Directors in July 1998. The Company continues to evaluate candidates for the remaining vacant Independent Director position.

Year 2000 Issue/Year 2000 Readiness Disclosure Statement

Overview

The Company is in the process of analyzing and addressing what is known as the Year 2000 Issue. The Year 2000 Issue has arisen because many existing computer programs use only two digits to identify a year in the data field. These programs were designed and developed without considering the impact of the upcoming change in the century and, accordingly, could misconstrue dates such as "00" as the year 1900 rather than 2000. The failure of computer programs and systems to properly recognize dates beginning in the year 2000 could result in systems failures, miscalculations and an inability to process transactions or engage in similar normal business activities. For example, in connection with the Company's business it is necessary for computers to properly calculate and place on product packaging the expiration dates of the Company's products, which currently run into the year 2000.

The Company's Year 2000 Compliance Program.

The Company has initiated its Year 2000 Compliance Program, the purpose of which is: to identify important systems that are not yet Year 2000 compliant; to initiate replacement or remedial action to assure that key systems will continue to operate in the Year 2000 and to test the replaced or remediated systems; to identify and contact key suppliers, vendors, customers and business partners to evaluate their ability to maintain normal operations in the Year 2000; and to develop appropriate contingency plans for dealing with foreseeable Year 2000 complications.

The Company has  appointed  a Year 2000  Project  Manager who is responsible for the Company's Year 2000 Compliance Program and who reports directly to senior management. The Company is also using an outside consultant to review the Company's Year 2000 Compliance Program, suggest appropriate modifications,  assist  the  Company  in its  implementation  of the  Year  2000
Compliance Program and assist the Company in formulating its Year 2000 contingency plans.

Information Technology Systems

The Company's critical internal information technology ("IT") systems consist of its Prism manufacturing and JD Edwards financial accounting and Harbinger EDI 400 software packages. The Company has contacted the vendors of these systems and obtained written certification that these IT systems are currently in material Year 2000 compliance. The Company also has completed a pilot room testing of these systems. The Company plans to evaluate its non-critical IT systems over the remainder of 1998 and into 1999 and will modify or replace these systems as it deems appropriate.

Non-Information Technology Systems

The Company has recently commenced an assessment of its non-information technology systems (such as, manufacturing, product testing and research and development equipment, building security, voice mail, telephone and other systems containing embedded microprocessors) and is in the process of determining the nature and extent of the work required to make any material non-IT systems Year 2000 compliant. The Company's strategy is to focus on mission critical systems first and these systems have been identified. The Company has sent Year 2000 compliance inquiries to the vendors of these systems, is tracking responses to its inquiries and, depending on vendor response, is planning to have the inquiry process completed by the end of 1998. In addition to the vendor inquiries, the Company has recently commenced an independent evaluation and testing of its critical non-IT systems and has scheduled August 31, 1999 as the completion date for that process. However, the Company is in the early stages of evaluation and testing and will monitor its progress and the scheduled completion date as the evaluation and testing process continues. After the Company has progressed substantially with its critical non-IT systems, it plans to expand its evaluation and testing to less critical non-IT systems in order of relative importance, depending upon the availability of resources. As a pharmaceutical manufacturer, the Company's research and development and manufacturing operations are subject to government regulation. Replacement of equipment for products subject to FDA approval and manufacturing standards cannot be accomplished without filings and review by FDA. While the Company has commenced its assessment of its critical non-IT systems, the Company is still in the early stages of its assessment. The failure of the Company to properly and timely identify equipment that will not function properly as a result of the Year 2000 Issue could result in the Company's inability to repair or remediate that equipment before December 31, 1999. In addition, equipment failures due to the Year 2000 Issue could result not only in significant replacement costs to the Company but also in a significant delay in product shipments while the Company seeks to validate replacement equipment, which could have a material adverse effect on the Company.

Third Party Suppliers, Vendors and Customers

The Company's Year 2000 Compliance Program also includes an investigation of the Year 2000 compliance of its major suppliers, vendors, customers and business partners. For example, third parties handle the payroll function for the Company, the vast majority of the Company's product orders are received by computer over the telecommunications systems, and the Company also relies on the services of banks, utilities, and commercial airlines, among others. The Company is currently obtaining assurances from key service providers that there will be no interruption of service as a result of the Year 2000 Issue, and to the extent that such assurances are not given, the Company intends to devise contingency plans to ameliorate the negative effects on the Company. The Company expects to complete the inquiry process by the end of 1998, depending upon third party responses, and will address contingency planning thereafter.

     There can be no assurances that the contingency plans will adequately prevent a service interruption by the Company's third party suppliers from having a material adverse effect on the Company.

The Company is contacting its key bulk chemical and packaging suppliers to determine their Year 2000 compliance status. As with certain of its equipment, the Company cannot change suppliers of bulk active ingredients unless the alternative supplier has been approved through the FDA regulatory process. Where possible, the Company tries to qualify two or more sources of supply. However, certain of the Company's current and future products will depend on a sole source of raw material supply. Should one or more of these sole source suppliers become unable to deliver product in a timely manner due to the Year 2000 Issue, the Company would need to identify and qualify a new source of supply. This process is likely to involve significant delays and cost and could have a material adverse effect on the Company. In addition, the Company is contacting significant customers to determine their progress towards Year 2000 compliance and to identify issues, if any, which might develop because of customers' failure to be prepared for the Year 2000 Issue. In the event issues are identified, the Company expects to try to develop procedures to permit the Company to continue to supply the customer involved despite the Year 2000 Issues. The Company has been assured by its key financial institutions that they are currently Year 2000 compliant or will be Year 2000 compliant in early 1999.

Year 2000 Costs and Expenses

 To date, the costs associated with the Year 2000 Issue and the Company's Year 2000 Compliance Program have not been material and were less than $50,000 for the first three quarters of 1998 and consisted mainly of internal payroll costs. The Company's policy is to expense all costs related to Year 2000 compliance unless the useful life of the technological asset is extended or increased. The Company will incur costs that include internal resources, external consulting, software and equipment upgrades and replacement. Based on currently available information, the Company believes that the expense associated with its ongoing efforts will not be material and will be funded through operations, but the Company has not completed its evaluation of its non-IT systems and its third party relationships. If unforeseen compliance efforts are required or if present compliance efforts are not completed on time, or if the cost of any required updating, modification or replacement of the Company's systems or equipment exceeds the Company's estimates, the Year 2000 Issue could result in material costs and have a material adverse effect on the Company.

Contingency Plans and Worst Case Scenario

At the present time, the Company has not formulated contingency plans and completed tests for addressing systems failures due to the Year 2000 Issue. The Company has received written certifications confirming that its critical internal IT systems are compliant, and the Company and its Year 2000 consultant will evaluate the need for contingency plans for these systems given those assurances. The Company has recently begun the process of evaluating the Year 2000 Issue with respect to its internal non-IT systems and with respect to its major suppliers, vendors, customers and business partners. As this evaluation process proceeds, the Company will be working with its Year 2000 consultant to formulate appropriate contingency plans. While the Company's plan calls for most contingency planning to be completed no later than June 30, 1999, the Company's ability to prepare contingency plans will depend on the timing and results of its evaluation and testing process. As issues are identified and analyzed, the Company expects that new and existing contingency plans will be modified over time.

One possible worst case scenario for the Company resulting from the Year 2000 Issue would be that one or more of the Company's sole source bulk chemical suppliers would become temporarily unable to deliver raw materials to the Company as a result of a system failure. If this were to happen, the Company would not be permitted to substitute another manufacturer's raw material for that of its sole source supplier. The Company would not be able to continue to manufacture product using that raw material once its inventories of the raw material were expended.

The Company's contingency planning were this to happen with respect to an important product might include pre-qualifying a second source for critical raw materials when possible and/or might include building up key sole source raw material inventories in advance of December 31, 1999.

Various   statements  in  these  discussion  of  the  Year  2000  issue  are forward-looking statements (statements which are not historical in fact) within the meaning of the Private Securities Litigation Reform Act of 1995. These
statements include statements of the Company's expectations, anticipated schedules and expected completion dates, estimated costs and statements regarding expected Year 2000 compliance. These forward-looking statements are subject to various risks which may materially affect the Company's efforts to achieve Year 2000 compliance to accomplish its goals and to meet its expectations with respect to Year 2000 issues. These risks include the possibility that the Company will not be able to complete the plans and modifications that it has identified, on a timely basis, if at all, the availability of skilled consultants, the difficulty of evaluating and testing the wide variety of information systems and components, both hardware and software, that must be evaluated, the variety, number and complexity of equipment used in the Company's operations and the large number of vendors and customers with which the Company interacts. The Company's assessment of the effects of the Year 2000 issue on the Company are based, in part, upon information received from third parties and the Company's reasonable reliance on that information. Therefore, the risk that inaccurate information is supplied by third parties upon which the Company reasonably relied must be considered as a risk factor that might affect the Company's Year 2000 efforts. Further, the delay or failure of third parties to respond to inquires will hinder the Company's ability to evaluate and remediate the Year 2000 issue. The Company is in the early stages of evaluating certain aspects of the Year 200 Issue and expects that its assessment of the Year 2000 Issue will evolve as its Year 2000 compliance program progresses and the evolution and testing process continues.

PART II.  OTHER INFORMATION

Item 1.       Legal Proceedings

See descriptions of legal proceedings in Note C of the Notes to Condensed Consolidated Financial Statements in Part I of this Form 10-Q, which are hereby incorporated by reference herein.

Item 5.       Other Information

The deadline for submission of proposals by shareholders pursuant to Rule 14a-8 issued under the Securities Exchange Act of 1934 (the "Act"), which are intended for inclusion in the proxy statement to be furnished to all shareholders entitled to vote at the next annual meeting of shareholders of the Company, is December 18, 1998. Pursuant to recent amendments to the rules relating to proxy statements under the Act, the shareholders of the Company are hereby notified that the deadline for providing timely notice to the Company of matters that shareholders desire to introduce at the next annual meeting of shareholders of the Company (which are not otherwise submitted for inclusion in the proxy statement in accordance with the preceding sentence) is March 15, 1999. Management proxies will be authorized to exercise discretionary authority with respect to any such shareholder proposal not included in the Company's proxy materials for the next annual meeting for which the Company receives notice of such proposal after March 15, 1999. In order to curtail any controversy as to the date on which a proposal was received by the Company, it is suggested that proponents submit their proposals by Certified Mail, Return Receipt Requested.

Item 6.       Exhibits and Reports on Form 8-K

 (a) Exhibits
           10.1 Employment Agreement dated August 24, 1998 between the Company and Daniel L. Korpolinski.

 (b) Reports on Form 8-K

       Form 8-K dated August  24, 1998 - Item 5: Other Events.
       The Company announced the appointment of Daniel L. Korpolinski as the Company's President and Chief Executive Officer.

       Form 8-K dated  September 2, 1998- Item 5: Other Events.
       The Company announced that it had been served as a nominal defendant in a shareholder derivative action against six of its seven current Directors.

       No other reports on Form 8-K were filed during the three months ended September 30, 1998.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



         Signature                    Title                           Date

/s/  Daniel M. P. Caron      Vice President-Finance, Chief     November 16, 1998
------------------------    Financial Officer and Treasurer
     Daniel M. P. Caron    (principal financial and principal
                                   accounting officer)