Form 10-K
period 1998-12-31
COPLEY PHARMACEUTICAL INC
filed 1999-04-01
CIK 829987

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                                  Form 10-K
       (Mark One)

       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

                Fiscal year ended December 31, 1998

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

     Registrant's telephone number, including area code: (781) 821-6111 Securities registered pursuant to Section 12(b) of the Act:
     None  Securities  registered  pursuant to Section 12(g) of the
     Act:
                       Common Stock, $.01 Par Value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       Yes     X         No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]
Aggregate market value, as of March 15, 1999, of common stock held by non-affiliates of the registrant: $88,568,678.00, based on the last reported sale price on The Nasdaq National Market.

    Number of shares of common stock outstanding on March 15, 1999:  19,216,982

                           DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a definitive Proxy Statement pursuant to Regulation 14A within 120 days of the year ended December 31, 1998. Portions of such Proxy Statement are incorporated by reference in Part III of this report.

                                     PART 1

                                ITEM 1: BUSINESS

Overview
Copley Pharmaceutical, Inc. ("Copley" or the "Company"), established in 1972, develops, manufactures, markets and distributes a broad range of multi-source pharmaceutical products. These products include prescription and over-the-counter ("OTC") drugs and are available in a variety of dosage forms consisting of tablets, solutions, suspensions, syrups, elixirs, jellies, creams, ointments and powders. The Company's product categories include, among others, preparations for neoplasms, endocrine system and metabolic diseases, anti-infective agents, central nervous system and sense organ drugs, respiratory system drugs, cardiovascular system drugs, vitamins and nutrients, and skin preparations. The Company sells its products to prescription and OTC drug distributors, retail chains, wholesalers, hospitals, health maintenance organizations ("HMOs"), other managed care entities and government agencies.
         Multi-source, or generic, drugs are the chemical and therapeutic equivalents of brand-name drugs. They are required to meet similar governmental standards as brand-name drugs and must receive Food and Drug Administration ("FDA") approval prior to manufacture and sale. Multi-source drugs may be manufactured and marketed only if relevant patents (and any additional government-mandated market exclusivity periods) have expired. These drugs are typically sold under their generic chemical names at prices significantly below those of their brand-name equivalents.
         Forward-looking statements (statements which are not historical facts) in this report are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that all forward-looking statements, including statements about product filings and approvals, industry trends, strategic initiatives, raw material supply, net sales, the Year 2000 issue, price erosion, gross profit, research and development expenses, selling, marketing and distribution expenses, general and administrative expenses, capital expenditures, recall related and litigation expenses, restructuring and other expenses, and interest expense, involve risks and uncertainties, including the risks and uncertainties detailed below, and actual results may differ significantly from those in any forward-looking statements.

Generic Drug Market
Generic pharmaceutical sales have increased significantly industry wide in recent years, and the Company believes that the trend is likely to continue. In the next decade, patents will expire on several widely prescribed brand-name drugs, creating new market opportunities.
         Industry growth is due in part to an increased awareness and acceptance among consumers, physicians and pharmacists that generic drugs are the therapeutic equivalents of brand-name drugs. Among the factors contributing to this increased awareness are the passage of state legislation permitting or encouraging substitution by pharmacists and the FDA's publication of a list of therapeutic equivalent drugs, which provides physicians and pharmacists with generic drug alternatives. In addition, since generic pharmaceutical products are typically sold at prices significantly below those of their brand-name equivalents, various government agencies and many private managed care or insurance programs encourage the prescribing of generic drugs as a cost-savings measure in the purchase of, or reimbursement for, prescription drugs. Many hospitals have generic-substitution formularies in place. Additionally, drug chains and mail-order prescription services have shown a preference for dispensing generic drugs and for distributing private-label versions of OTC drugs. The Company believes that these factors will continue to influence growth in the market for generic drugs.

Product Development Strategy and Products
The Company's product development strategy emphasizes multiple approaches for developing and marketing new products. The Company's principal focus is to obtain FDA approval to market equivalent formulations of prescription drugs through the Abbreviated New Drug Application ("ANDA") process. Typically, the Company targets its ANDA's for niche products with limited competition and high-volume pharmaceutical products. Additional strategies include introducing OTC drugs once their brand-name equivalents are converted from prescription to OTC status and marketing generic versions of certain drugs now manufactured by Hoechst Marion Roussel, Inc. ("HMRI"), a subsidiary of Hoechst Aktiengesellschaft, the Company's indirect 51% fully diluted shareholder, pursuant to the Product Agreement(Refer to note J of the Notes to Consolidated Financial Statements) between Copley and Hoechst Corporation ("HC").

ANDA-Approved Drugs: The Company's core business remains the development and marketing of generic prescription drugs. The Company continues to focus on niche products that offer a significant opportunity for the Company but which may not necessarily attract larger or numerous competitors, either because the market for such drugs is relatively small or because the products employ extended release or other complex delivery systems that are difficult to formulate. The Company also focuses on certain high-volume pharmaceutical products to respond to customer demand that suppliers carry a broad array of products.

         Copley is seeking to expand its product line with new higher-profit margin products. The Company has obtained a license from the U.S. Drug Enforcement Administration to manufacture Schedule 2 and Schedule 4 controlled substances. In January 1999, the Company received its first FDA approval of an ANDA for a Schedule 4 drug product. The Company believes it may have a competitive advantage with respect to these products because relatively few generic drug companies have facilities approved for the manufacture of controlled substances.

Prescription to OTC Conversion: The Company believes that a number of drugs will be reclassified from prescription to OTC over the next several years. The Company also believes the OTC market will expand as consumers more readily choose self-treatment and as drug companies and health care payers urge the FDA to accelerate the approval of OTC products. The Company has experience in this marketplace, having manufactured several OTC products, including miconazole nitrate vaginal cream, the generic equivalent of Ortho McNeil's Monistat(R)7 and two minoxidil topical solution products, the off-patent versions of Pharmacia & Upjohn's Rogaine(R). In addition, the Company believes that private label store brands will continue to gain market share within the OTC market.

Generic Versions of HMRI Drugs: The Company's Product Agreement with HC afforded the Company the opportunity to distribute and market certain identified HMRI drug products. The Company has entered into five year, renewable contracts to market glyburide, the generic version of HMRI's DiaBeta(R), and micronized glyburide, the therapeutic equivalent of Pharmacia & Upjohn's Glynase(R) and HMRI's GluBate(R), and pentoxifylline, the generic version of HMRI's Trental(R). The Company does not expect to distribute and market any additional new products under the Product Agreement.
         Additionally, the Company is exploring the possibility of developing new pharmaceutical products of its own under the federal New Drug Application ("NDA") process. Also under consideration are alliances with certain brand-name drug companies to produce generic versions of these companies' proprietary products. Additional vitamin products and other nutritional supplements also are potential growth areas. Finally, the Company may enter into collaborative manufacturing agreements with biotechnology companies to take advantage of the Company's high capacity, modern manufacturing facility.

As of March 16, 1999 the Company was marketing the following products:

                                                     Number of Dosage
Products                                             Strengths         Brand Name/Company
-----------------------------------------------------------------------------------------------------------------------------------

Preparations for Neoplasms, Endocrine System and Metabolic Diseases
     glyburide tablets                               3                 DiaBeta(R)/Hoechst Marion Roussel, Inc.
     hydrocortisone enema suspension                 1                 Cortenema(R)/Solvay
     hydrocortisone valerate                         3                 Westcort(R)/Westwood-Squibb
     micronized glyburide tablets                    2                 GluBate(R)/Hoechst Marion Roussel, Inc.
                                                                       Glynase(R)/Pharmacia & Upjohn
Anti-Infective Agents
     amantadine HCl syrup                            1                 Symmetrel(R)/Endo
     hydroxychloroquine sulfate tablets              1                 Plaquenil(R)/Sanofi
     mebendazole tablets                             1                 Vermox(R)/Janssen
     miconazole nitrate vaginal cream                1                 Monistat(R) 7/Ortho McNeil

Central Nervous System and Sense Organ Drugs
     diclofenac sodium delayed-release tablets       3                 Voltaren(R)/Novartis
     doxepin HCl oral solution                       1                 Sinequan(R)/Pfizer
     ethosuximide syrup                              1                 Zarontin(R)/Parke-Davis
     fluphenazine HCl concentrate oral solution      1                 Prolixin(R)/Apothecon
     fluphenazine HCl elixir                         1                 Prolixin(R)/Apothecon
     haloperidol oral solution                       1                 Haldol(R)/McNeil
     methazolamide tablets                           2                 Neptazane(R)/Storz-Lederle
     naproxen tablets                                3                 Naprosyn(R)/Roche
     prochlorperazine maleate tablets                2                 Compazine(R)/SmithKline Beecham
     thioridazine HCl oral solution                  1                 Mellaril(R)/Novartis
     thiothixene HCl oral solution                   1                 Navane(R)/Pfizer
     valproic acid syrup                             1                 Depakene(R)/Abbott

Respiratory System Drugs
     bromatapp extended release ("ER") tablets       1                 Dimetapp Extentabs(R)/Whitehall Robins
     clemastine fumarate syrup                       1                 Tavist(R)/Novartis
     doxylamine succinate tablets                    1                 Unisom(R)/Pfizer
     R-tannate pediatric suspension                  1                 Rynatan(R)/Wallace
     R-tannate tablets                               1                 Rynatan(R)/Wallace

Prescription Vitamins and Nutrients
     B-complex vitamins plus tablets                 1                 Berocca(R)Plus/Roche
     fluoride tablets                                1                 Luride(R)/Colgate
     multivitamins with fluoride tablets             2                 Poly-Vi-Flor(R)/Mead Johnson
     multivitamins with fluoride & iron tablets      2                 Poly-Vi-Flor(R)with Iron/ Mead Johnson
     potassium chloride ER tablets                   1                 Slow-K(R)/Summit
     prenatal plus iron tablets                      1                 Stuartnatal(R)Plus/Wyeth-Ayerst
     Prenatal Optima(R)                              1                 Prenate Ultra(R)/Sanofi
     prenatal Rx tablets                             1                 Natalins(R)Rx/Mead Johnson
     sodium fluoride drops                           1                 Luride(R)/Colgate

Cardiovascular System Drugs
     amiodarone hydrochloride                        1                 Cordarone(R)/Wyeth-Ayerst
     captopril tablets                               4                 Capoten(R)/Bristol-Myers Squibb
     diltiazem HCl tablets                           4                 Cardizem(R)/Hoechst Marion Roussel, Inc.
     guanabenz acetate tablets                       2                 Wytensin(R)/Wyeth-Ayerst
     nadolol tablets                                 3                 Corgard(R)/Bristol-Myers Squibb
     pentoxifylline tablets                          1                 Trental(R)/Hoechst Marion Roussel,Inc.
     procainamide HCl ER tablets                     3                 Procan(R) SR/Monarch
     quinidine sulfate ER tablets                    1                 Quinidex Extentabs(R)/Robins

                                                     Number of Dosage
Products                                             Strengths         Brand Name/Company
-----------------------------------------------------------------------------------------------------------------------------------

Skin Preparations
     clobetasol propionate cream                     1                 Temovate(R)/Glaxo-Wellcome
     clobetasol propionate ointment                  1                 Temovate(R)/Glaxo-Wellcome
     lidocaine HCl jelly                             1                 Xylocaine(R)/Astra
     minoxidil topical solution 2% for men           1                 Rogaine(R)/Pharmacia & Upjohn
     minoxidil topical solution 2% for women         1                 Rogaine(R)/Pharmacia & Upjohn
     silver nitrate solution                         1                 silver nitrate
     tretinoin                                       1                 Retin-A(R)/Ortho Dermatological

Digestive and Genito-Urinary System Drugs
     cholestyramine powder                           1                 Questran(R)/Bristol-Myers Squibb
     cholestyramine light                            2                 Questran Light(R)/Bristol-Myers Squibb

Oral and Dental Agents
     acidulated phosphate fluoride oral rinse        1                 Phos-Flur(R)/Colgate

Diagnostic Substances
     copper sulfate solution                         1                 copper sulfate

Except for Copley, Bromatapp, and Prenatal Optima, all brand names, trademarks or registered trademarks appearing in this report are the property of others.

For the year ended December 31, 1998, preparations for neoplasms, endocrine system and metabolic diseases and cardiovascular system drugs (which consists of both manufactured and distributed products) and anti-infective agents (which consists only of manufactured products) accounted for 31.9%, 22.1% and 16.8% of net sales, respectively. For the year ended December 31, 1997, preparations for neoplasms, endocrine system and metabolic diseases and cardiovascular system drugs (which consists of both manufactured and distributed products) and anti-infective agents and central nervous system and sense organ drugs (which consists only of manufactured products) accounted for 35.9%, 12.2%, 20.7% and 10.5% of net sales, respectively. For the year ended December 31, 1996, preparations for neoplasms, endocrine system and metabolic diseases (which cosists of both manufactured and distributed products) and anti-infective agents and central nervous system and sense organ drugs (which consists only of manufactured products) accounted for 36.8%, 22.8% and 10.6% of net sales, respectively. No other single therapeutic category accounted for more than 10% of the Company's net sales during these periods.

Research and Development
For the years ended December 31, 1998, 1997 and 1996, the Company incurred $11.0 million, $11.7 million and $13.7 million of research and development expenditures, respectively. The Company believes that this level of research and development spending as a percentage of manufacturing net sales exceeds the generic pharmaceutical industry average.
         The Company's research and development activities consist primarily of developing new multisource drug products and improving existing products' manufacturing processes. The development time for new prescription ANDA products, including formulation, bioequivalence and stability testing followed by the FDA approval process, averages from three to five years. The costs associated with establishing and operating research and development laboratories for analytic chemistry and formulations, conducting biostudies, complying with FDA procedures, completing scale-up and process development and hiring, employing and training technical and scientific staff members have increased in recent years. The Company intends to focus its research and development efforts on ANDA filings with the greatest commercial viability.

Marketing and Distribution
The Company markets its products to approximately 250 customers. For the year ended December 31, 1998, 44.4% of net sales were to drug wholesalers, 33.0% to retail chains, 21.4% to multi-source distributors of the Company's prescription drugs and the remaining 1.2% to government agencies, hospitals and HMOs. Included in wholesaler and multi-source distributor net sales are indirect contract sales negotiated by the Company with non-warehousing retail chains, retail buying groups, hospitals, and managed care entities. The Company sells its products under its own "Copley" label and through private label arrangements with multi-source distributors. For the year ended December 31, 1998, one customer that purchased both manufactured and distributed products accounted for 10.8% of total net sales and no other single customer accounted for more than 10% of the Company's net sales. The Company does not believe that the loss of any one customer would have a material adverse effect on the Company's business or operations.
         Customer service activities are an integral part of the Company's marketing operations. The Company uses its best efforts to maintain adequate inventories, make timely delivery of its products and provide technical and other service support to its customers.

Backlog Orders
The net dollar amount of backlog orders for the Company's manufactured and distributed products as of December 31, 1998 was approximately $1.5 million as compared with $1.8 million as of December 31, 1997. The Company's backlog orders consist of those orders received by the Company but which the Company had not shipped by the later of two business days following receipt of the order or the customers' requested due date. Although these orders are subject to cancellation without penalty, management expects to fill substantially all of such orders within the current fiscal year.

Raw Materials
The active pharmaceutical ingredient raw materials essential to the Company's business are purchased primarily from U.S. distributors of bulk pharmaceutical chemicals manufactured abroad. Arrangements with foreign raw material suppliers are subject to risk, including the applicability of FDA, customs and other United States or foreign governmental statutes, regulations and clearances, the imposition of export and import duties, political and social instability, the Year 2000 issue, (Refer to Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations) possible currency fluctuations and restrictions on the transfer of funds. In addition, the European Community regulatory action to extend the exclusivity period of patented pharmaceuticals, which is subject to implementation by the member countries, may make it increasingly difficult to obtain certain raw materials prior to the expiration of the applicable European patents.
         Since the FDA's drug application process requires specification of raw material suppliers, if raw materials from a specified supplier were to become unavailable, the Company would be required to file a supplement to its product filing and revalidate the manufacturing process using the new supplier's materials. This could cause a delay of several months in the manufacture of the drug involved and the consequent loss of potential revenue and market share. When practicable, the Company attempts to qualify two raw material suppliers in all ANDA's if a second source is available.

Competition
The Company competes with the original manufacturers of brand-name drugs that continue to be produced after patent expirations, brand-name pharmaceutical companies that manufacture generic versions of their own drugs, other generic manufacturers and manufacturers of therapeutically similar drugs that may compete with the Company's drugs. The principal competitive factors in the generic pharmaceutical industry are the ability to introduce equivalents of brand-name drugs promptly after patent expiration, continuity of supply, price, product quality, breadth of product line, customer service and reputation.
         A number of the Company's competitors, including generic divisions and subsidiaries of large brand-name pharmaceutical companies, have substantially greater resources to devote to product development, manufacturing and marketing than the Company. The industry is characterized by rapid technological advances and by the frequent introduction of new products. The Company's competitors may develop their products more rapidly or complete the regulatory approval process sooner, and therefore market their products earlier. New drugs and future developments in alternative drug delivery technologies or other therapeutic techniques may provide therapeutic or cost advantages to competing products.
         In general, the brand-name companies have sought broader patent protection, attempting to cover delivery systems, formulations, production methods, and indications in addition to patenting the active pharmaceutical ingredient. The branded drug industry also is making increased efforts to extend patent protection for its products by developing derivative drugs, such as new dosage levels or new formulations. The Company would be adversely affected if derivative products were to emerge for the widely prescribed drugs scheduled to lose patent protection in the next few years.

         Although generic pharmaceuticals typically cannot be sold until all applicable patents have expired, the Waxman-Hatch Act permits a generic drug manufacturer to claim that a patent is invalid, unenforceable or non-infringed. These efforts by generic drug manufacturers to challenge patents typically result in patent-infringement suits by brand-name producers. If a generic company is the first to successfully challenge a patent, it is able to market a generic version prior to the expiration of the patent and may be awarded a 180-day exclusivity period before any other generic manufacturer will be approved for marketing. The Company has undertaken two such challenges (Refer to Note K of the Notes to Consolidated Financial Statements), and may pursue more in the future. The Company cannot make assurances that these challenges will be successful.
         Some brand-name competitors try to prevent or discourage the use of generic equivalents through litigation and negative public relations campaigns. Some have bundled the sale of generic and patented products and also have introduced generic versions of their own branded products prior to the expiration of the patents for such drugs, which has resulted in a greater market share for these companies following expiration of the applicable patents. Others have undertaken generic production joint ventures or alliances with competing generic drug manufacturers.
         The Company is witnessing a consolidation of its customers, as chain drug stores and wholesalers merge or consolidate. In addition, a number of the Company's customers have instituted source programs that limit the number of suppliers of generic pharmaceutical products carried by that customer. As a result of these developments, there is heightened competition among generic drug producers for the business of this smaller and more selective customer base. Adding to these pressures, managed care companies sometimes have limited the number of vendors authorized to fill prescriptions, and there has been growth in the market share of mail-order prescription services, which typically deal only with a limited number of drug suppliers.

Expiration of Governance Agreement
In connection with HC's acquisition of a majority of the Company's outstanding stock in 1993, the Company and HC entered into a Corporate Governance and Standstill Agreement (as amended, the "Governance Agreement"). The purpose of the Governance Agreement was to provide limited protections to the minority shareholders by restricting certain actions HC would otherwise be legally able to take as the holder of a majority of the Company's stock. On October 8, 1998, the Governance Agreement expired by its terms, with the exception of certain of the protections that will continue in force. Refer to "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" for a more detailed discussion.

Government Regulation
Pharmaceutical manufacturers are subject to extensive regulation by the federal government, principally the FDA and, to a lesser extent, by state and local governments. The Federal Food, Drug and Cosmetic Act and other federal statutes and regulations govern or influence the testing, manufacture, safety, labeling, storage, record keeping, approval, advertising, promotion, sale and distribution of pharmaceutical products. Noncompliance with applicable requirements can result in fines, recall or seizure of products, total or partial suspension of production and/or distribution, refusal of the government to enter into supply contracts or to approve NDA or ANDAs and criminal prosecution. The FDA also has the authority to revoke previously granted drug approvals. Changes in FDA procedures have increased the time and expense involved in obtaining ANDA approvals and in complying with the FDA's current Good Manufacturing Practice ("cGMP") standards. The ANDA drug development and approval process now averages approximately three to five years.
         FDA approval is required before each dosage form of any new drug can be marketed. Applications for FDA approval must contain information relating to bioequivalency, product formulation, raw material suppliers, stability, manufacturing processes, packaging, labeling and quality control. FDA procedures require full-scale manufacturing equipment to be used to produce test batches for FDA approval. Validation of manufacturing processes also is required by the FDA before a company can market new products. The FDA conducts pre- and post-approval reviews and plant inspections to implement these rules. Supplemental filings for approval to transfer products from one manufacturing site to another may be under review for a year or more, and certain products may only be approved for transfer if new bioequivalency studies are done. The FDA also has increased the number of regular inspections to determine compliance with its cGMP standards.
          The Waxman-Hatch Act of 1984 extended the established abbreviated application procedure for obtaining FDA approval for generic forms of brand-name drugs originally marketed before 1962 which are off-patent or whose market exclusivity has expired. This Act also provides market exclusivity provisions that could preclude the submission or delay the approval of a competing ANDA. One such provision allows a five-year market exclusivity period for NDAs involving new chemical compounds and a three-year market exclusivity period for new drug applications (including different dosage forms) containing new clinical investigations essential to the approval of the application. The market exclusivity provisions apply equally to patented and non-patented drug products. Another provision may extend patents for up to five years as compensation for reduction of the effective life of the patent as a result of time spent by the FDA reviewing a drug application. Patents may also be extended pursuant to the terms of the Uruguay Round Agreements Act.
         In recent years there have been an increasing number of attempts to use federal legislation to extend the patent life of various drugs beyond the term permitted under current statutes. These efforts have included attempts to attach to other legislation narrowly focused amendments intended to protect specific products. Although the generic drug industry thus far has been mostly successful in defeating these attempts at extending the monopoly of brand-name drugs, the Company could be adversely impacted if future legislation is enacted which extends the patent exclusivity of a number of drugs that are expected to come off- patent in the coming years.
         The Generic Drug Enforcement Act of 1992 establishes penalties for wrongdoing in connection with the development or submission of an ANDA by authorizing the FDA to permanently or temporarily debar companies or individuals from submitting or assisting in the submission of an ANDA, to temporarily deny approval and suspend applications to market multi-source drugs and to debar individuals from working in the industry. The FDA may suspend the distribution of all drugs approved or developed in connection with certain wrongful conduct and also has authority to withdraw approval of an ANDA under certain circumstances. The FDA can also significantly delay the approval of a pending NDA or ANDA under its "Fraud, Untrue Statements of Material Facts, Bribery, and Illegal Gratuities Policy." Manufacturers of drugs must also comply with the FDA's cGMP standards or risk sanctions such as the suspension of manufacturing or the seizure of drug products and the FDA's refusal to approve additional ANDAs.
         Products marketed outside the United States that are manufactured in the United States are subject to various export statutes and regulations, as well as regulation by the country in which the products are to be sold.
         Medicaid, Medicare and other legislation or programs govern reimbursement levels, including requiring that all pharmaceutical manufacturers rebate to individual states a percentage of their revenues arising from
Medicaid-reimbursed drug sales. The required rebate for generic drug manufacturers is currently 11% of the average net sales price for products marketed under ANDAs. For products marketed under NDAs, including the glyburide, micronized glyburide and pentoxifylline distributed by the Company, manufacturers are required to rebate the greater of 15.1% of average net sales price or the difference between average net sales price and the lowest net sales price during a specified period. The Company believes that the federal and/or state governments may continue to enact measures in the future aimed at reducing the cost of drugs to the public. The Company cannot predict the nature of such measures or their impact on the Company's profitability.
         The Company also is governed by federal, state and local laws of general applicability, such as laws regulating working conditions. In addition, the Company is subject, as are manufacturers generally, to various federal, state and local environmental protection laws and regulations, including those governing the discharge of material into the environment. Compliance with such environmental provisions is not expected to have a material effect on the earnings, cash requirements or competitive position of the Company in the foreseeable future. However, changes to or compliance with such environmental provisions could have a material effect on the Company's earnings, cash requirements and competitive position.

Personnel
As of February 28, 1999, the Company had 410 full-time and 5 part-time employees. Of these, 176 were involved in production, 75 in research and development, 68 in quality affairs, 43 in administration, 38 in facilities maintenance and engineering, and 15 in sales and marketing.

                               ITEM 2: PROPERTIES

The Company operates three facilities in the Greater Boston area, including a 251,000 square foot manufacturing facility in Canton, Massachusetts, which houses research and development, regulatory and quality affairs, production and corporate offices. The Canton facility is owned by the Company, which financed its initial acquisition and construction through the issuance of Industrial
Development Revenue Bonds, and is subject to a lien in favor of a commercial lender. Refer to Note G of the Notes to Consolidated Financial Statements. The Company owns and operates a 12,000 square foot manufacturing site in South
Boston. In 1996, the Company entered into a five-year lease with a five-year renewal option for a 68,000 square foot warehousing and distribution facility in Dedham, Massachusetts for both manufactured and distributed products.

                            ITEM 3: LEGAL PROCEEDINGS

The information required under this item is incorporated herein by reference to the Company's Note K of the Notes to Consolidated Financial Statements included herewith.

                   ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF
                                SECURITY HOLDERS

No matters were submitted to a vote of security holders during the last three months of the year ended December 31, 1998.

                                     PART II
                ITEM 5: MARKET FOR REGISTRANT'S COMMON EQUITY AND
                           RELATED SHAREHOLDER MATTERS

The Company's common stock is quoted on The NASDAQ National Market under the symbol "CPLY." The following table sets forth the range of quarterly high and low bid information for the common stock for the years ended December 31, 1997 and 1998:

Year Ended December 31, 1997           High     Low
--------------------------------------------------------------------------------
First Quarter                          $9.63    $6.50
Second Quarter                          8.63     4.63
Third Quarter                           8.13     5.75
Fourth Quarter                          8.88     5.30

Year Ended December 31, 1998           High     Low
--------------------------------------------------------------------------------
First Quarter                          $8.25    $6.00
Second Quarter                          7.00     5.58
Third Quarter                          11.38     5.50
Fourth Quarter                         10.50     6.00


As of March 15, 1999, there were approximately 225 shareholders of record and at least 3,550 beneficial holders. The Company has never paid cash dividends on its common stock. The agreement governing the Company's long-term indebtedness contains prohibitions on the payment of cash dividends. The Company has no intention of paying dividends in the foreseeable future.

                         ITEM 6: SELECTED FINANCIAL DATA

The information set forth below should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the Consolidated Financial Statements and Notes thereto included in this Report on Form 10-K. The Consolidated Statements of Operations Data for the years ended December 31, 1998, 1997, 1996, 1995 and the eleven-month period ended December 31, 1994 are derived from audited consolidated financial statements. The Consolidated Statement of Operations Data for the year ended December 31, 1994 is unaudited and is presented solely for comparative purposes.

                                                                                                                     Eleven-month
                                                                                                                     period ended
                                                                        Years ended December 31,                     December 31,
(In thousands, except per share data)                1998         1997        1996          1995         1994        1994
------------------------------------------------------------------------------------------------------------------------------------
Statement of Operations Data:
Net sales                                            $133,497     $121,483    $123,461      $142,158     $120,348(c) $113,973(c)
Gross profit                                           32,880       29,655      29,430        41,269 (b)   52,177      48,318
Operating expenses:
     Research and development                          11,025       11,672      13,682        13,299        9,938       9,057
     Selling, general and administrative               10,624       11,870      19,635 (a)    16,324       15,319      14,170
     Recall related and litigation                        773        3,687      12,343        17,830        4,691       2,766
Income (loss) from operations                          10,458        2,426     (16,230)       (6,184)      22,229      22,325
Net income (loss)                                       7,068          564     (12,673)(a)    (2,543)(b)   15,109(c)   15,007(c)
Diluted earnings (loss)
     per share                                       $   0.37     $   0.03    $   (.66)(a)  $   (.13)(b) $    .78(c) $    .78(c)
Diluted weighted average
     common shares outstanding                         19,246       19,222      19,081        18,977       19,309      19,273
Balance Sheet Data:
Working capital                                      $ 71,126    $  60,144    $ 48,210     $  59,426    $  56,704    $ 56,704
Total assets                                          155,365      145,744     151,727       155,245      152,662     152,662
Long-term debt                                          4,500        4,800       5,100         5,400        5,700       5,700
Total shareholders' equity                            108,304      100,881     100,131       112,524      112,683     112,683

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

            ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Overview
Forward-looking statements (statements which are not historical facts) in this report are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that all forward-looking statements, including statements about product filings and approvals, industry trends, strategic initiatives, raw material supply, the Year 2000 issue, net sales, price erosion, gross profit, research and development expenses, selling, marketing and distribution expenses, general and administrative expenses, capital expenditures, recall related and litigation expenses, restructuring and other expenses, and interest expense, involve risks and uncertainties, including the risks and uncertainties detailed below, and actual results may differ significantly from those in any forward-looking statements.
     The Company reported net income of $7.1 million or $0.37 per share (diluted) for the year ended December 31, 1998. Net sales for 1998 were $133.5 million, an increase of 9.9% from 1997 net sales of $121.5 million. New product launches in the fourth quarter, led primarily by amiodarone hydrochloride, contributed to the increase in net sales. Price erosion slowed in 1998, but prices were still lower causing revenue to decrease 6.2% or $ 7.5 million. Gross margin improved in 1998 to 24.6% from 24.4% in 1997. A favorable sales mix of higher margin manufactured products contributed to this increase. Operating expenses of $21.6 million, excluding restructuring and litigation related items, were 7.4% below 1997 levels. Key events during 1998 included:

o        Six product launches, including amiodarone hydrochloride.
o        Hiring of key executive personnel.


Net Sales
                                           Year ended                      Year ended              Year ended
                                           December 31,                    December 31,            December 31,
(In millions)                              1998           Change           1997                    1996
--------------------------------------------------------------------------------------------------------------
Manufactured products                      $  74.8         5.6%            $  70.9                 $  79.2
Distributed products                          58.7        15.9%               50.6                    44.3
--------------------------------------------------------------------------------------------------------------
         Net sales                         $ 133.5         9.9%            $ 121.5                 $ 123.5
--------------------------------------------------------------------------------------------------------------

Net sales for 1998 were $133.5 million, an increase of 9.9% from 1997 net sales of $121.5 million. Sales volumes of existing products along with the introduction of several new manufactured products helped offset continued price erosion.
         In 1998 the Company introduced six new manufactured products: hydrocortisone valerate, the off-patent version of Westwood-Squib's Westcort(R); Prenatal Optima(R), the off-patent version of Sanofi's Prenate Ultra(R); amiodarone hydrochloride, the off-patent version of Wyeth-Ayerst's Cordarone(R); tretinoin, the off-patent version of Ortho Dermatological's Retin-A(R); cholestyramine light, the off-patent version of Bristol-Myers Squibb's Questran Light(R); and minoxidil topical solution 2% for women, the off-patent version of Pharmacia & Upjohn's Rogaine(R).
         Net sales for 1997 were $121.5 million, a decrease of 1.6% from the 1996 net sales of $123.5 million. Sales volumes of existing products were essentially flat, with price erosion of existing products slightly greater than revenue increases from new products.

Gross Profit
                                           Year ended                      Year ended              Year ended
                                           December 31,                    December 31,            December 31,
(In millions)                              1998           Change           1997                    1996
--------------------------------------------------------------------------------------------------------------
Manufactured products                      $20.2          11.4%            $18.2                   $15.0
As a % of manufactured products net sales   27.0%                           25.6%                   18.9%
--------------------------------------------------------------------------------------------------------------
Distributed products                       $12.7          10.1%            $11.5                   $14.4
As a % of distributed products net sales    21.6%                           22.7%                   32.5%
--------------------------------------------------------------------------------------------------------------
Gross profit                               $32.9          10.9%            $29.7                   $29.4
As a % of net sales                         24.6%                           24.4%                   23.8%
--------------------------------------------------------------------------------------------------------------

The Company's gross profit increased to $32.9 million, or 24.6% of net sales, for the year ended December 31, 1998 as compared to $29.7 million, or 24.4% of net sales, for the same period in 1997. The increase in gross profit resulted primarily from the higher margins realized on the new products introduced in the fourth quarter, a more favorable manufacturing plant utilization and a favorable sales mix of higher margin manufactured products. Manufactured product gross profit increased to 27.0% of manufactured net sales as compared to 25.6% for the same period in 1997. Distributed product gross profit decreased to 21.6% of distributed net sales from 22.7% in 1997 because the introduction of the lower margin pentoxifylline was available for a full twelve months during the current year.
         For the year ended December 31, 1997, the Company's gross profit increased to $29.7 million or 24.4% of net sales, as compared to $29.4 million, or 23.8% of net sales for the same period in 1996. Manufactured product gross profit increased to 25.6% of manufactured net sales as compared to 18.9% for the same period in 1996, the increase was primarily due to cost reductions resulting from improvements in manufacturing processes and inventory management partially offset by the continued price erosion on the Company's products. Distributed product gross profit decreased to 22.7% of distributed net sales from 32.5% in 1996 due to the of the introduction of the lower margin pentoxifylline and renegotiation of the distribution contract. Refer to Note J of the Notes to Consolidated Financial Statements for a further discussion of these agreements.

Operating Expenses
                                           Year ended                      Year ended              Year ended
                                           December 31,                    December 31,            December 31,
(In millions)                              1998           Change           1997                    1996
--------------------------------------------------------------------------------------------------------------
Research and development                   $ 11.0          (5.5)%          $  11.7                 $ 13.7
As a % of manufactured products net sales    14.7%                            16.5%                  17.3%
--------------------------------------------------------------------------------------------------------------
Selling, marketing and distribution        $  4.5          (1.5)%          $   4.6                 $  6.4
As a % of net sales                           3.4%                             3.8%                   5.2%
--------------------------------------------------------------------------------------------------------------
General and administrative                 $  6.1         (14.2)%          $   7.1                 $  9.7
As a % of net sales                           4.6%                             5.9%                   7.9%
--------------------------------------------------------------------------------------------------------------
Recall related and litigation              $  0.8         (79.0)%          $   3.7                 $ 12.3
As a % of net sales                           0.6%                             3.0%                  10.0%
--------------------------------------------------------------------------------------------------------------
Restructuring                              $   --        (100.0)%          $   0.2                 $  3.5
As a % of net sales                                                            0.1%                   2.8%
--------------------------------------------------------------------------------------------------------------

Research and development expenses decreased 5.5% to $11.0 million for the year ended December 31, 1998 as compared to $11.7 million for the same period in
1997. Most of this cost reduction is attributed to higher costs related to validation of a new manufacturing process during the prior year. During 1997, research and development costs decreased 14.7% to $11.7 million as compared to $13.7 million for the same period in 1996. Most of this cost reduction is attributed to lower product validation costs, primarily a function of process improvements in the manufacture of validation batches. The Company expects research and development costs to increase in 1999 consistent with its plan to increase the number of ANDA submissions as compared to 1998.
         Selling, marketing and distribution expenses decreased 1.5% to $4.5 million for the year ended December 31, 1998 as compared to $4.6 million for the previous year. During 1997, selling, marketing, and distribution expenses decreased 28.1% to $4.6 million from $6.4 million in the prior year. Factors resulting in this cost reduction are reduced promotion and advertising expenditures, and cost savings related to restructurings in December 1996 and June 1997.
         General and administrative expenses decreased 14.2% to $6.1 million as compared to $7.1 million a year earlier, the third consecutive year of decreased cost. Significant among these cost reductions in 1998 were savings in compensation and benefits and a reduction in the cost of insurance premiums.
         Recall-related and litigation expenses for 1998 totaled $0.8 million, significantly below expenses of $3.7 million taken in 1997. The 1997 expenses included an adjustment to the 1996 reserve upon the Company's entry of a plea in the grand jury investigation, and a smaller adjustment to the reserve for remaining outstanding claims related to the albuterol product liability cases. Refer to Note K of the Notes to Consolidated Financial Statements for further discussion of these items.
         In response to increasing pricing pressures and eroding margins, the Company restructured its operations in the fourth quarter of 1996. The restructuring included the consolidation of warehouse, manufacturing and office sites as well as the write off of underutilized and idle equipment and, to a lesser extent, reductions in the labor force. The Company had a second reduction in labor force during the second quarter of 1997.

Interest and Other Income (Expense)

                                           Year ended     Year ended       Year ended
                                           December 31,   December 31,     December 31,
(In millions)                              1998           1997             1996
----------------------------------------------------------------------------------------
Interest and other investment income       $  1.8         $  1.4           $  0.7
----------------------------------------------------------------------------------------
Interest expense                             (0.5)          (0.6)            (0.2)
----------------------------------------------------------------------------------------
Other income (expense), net                   0.5           (1.6)            (0.1)
----------------------------------------------------------------------------------------

Interest and other investment income increased $0.4 million during 1998 to $1.8 million as compared to 1997 primarily because of increased average cash available to invest. Interest expense also decreased in 1998, by $0.1 million. Much of this decrease relates to interest from an installment payment relating to the grand jury plea agreement. For 1997, other income (expense) netted an expense of $1.6 million. This charge was related primarily to cost reduction initiatives which include the write-off of assets related to the Company's exit from a partnership in certain republics of the former Soviet Union and the discontinuance of the Company's participation in a collaborative research effort in the field of ophthalmology. Refer to Note K of the Notes to Consolidated Financial Statements.

Taxes and Net Income (Loss)
                                           Year ended     Year ended       Year ended
                                           December 31,   December 31,     December 31,
(In millions)                              1998           1997             1996
----------------------------------------------------------------------------------------
Income tax expense (benefit)               $  4.6         $  1.1           $  (3.2)
----------------------------------------------------------------------------------------
Effective tax rate                           39.5%          66.5%            (20.3)%
----------------------------------------------------------------------------------------
Net income (loss)                          $  7.1         $  0.6           $ (12.7)
----------------------------------------------------------------------------------------

The effective tax rate was higher in both 1997 and 1996 compared to 1998 due primarily to the nondeductible nature of expenses associated with the resolution of the grand jury investigation relating to the Company. Refer to Note L of the Notes to Consolidated Financial Statements for a further discussion of this matter.
         For the year ended December 31, 1998, the Company reported net income of $7.1 million, or $0.37 per share (diluted), compared to a net income of $0.6 million, or $0.03 per share (diluted), for the same period in 1997. Excluding recall related and litigation, restructuring and other charges related to cost reduction initiatives, 1997 net income would have been $4.5 million, or $0.24 per share. Excluding similar items 1996 would have resulted in a net loss of $0.1 million, or $0.01 per share.

Risk Factors and Future Trends
Forward-looking statements (statements which are not historical facts) in this report are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that all forward-looking statements, including statements about product filings and approvals, industry trends, strategic initiatives, raw material supply, the Year 2000 issue, net sales, price erosion, gross profit, research and development expenses, selling, marketing and distribution expenses, general and administrative expenses, capital expenditures, recall-related and litigation expenses, restructuring and other expenses, and interest expense, involve risks and uncertainties, including the risks and uncertainties detailed below, and actual results may differ significantly from those in any forward-looking statements.
         The Company's future results of operations depend on its ability to obtain FDA approval of ANDAs for its new products, to procure a continuous supply of raw materials, to validate its manufacturing processes used to produce consistent test batches for FDA approval and to receive continued customer acceptance of its products. Raw materials are generally available from several sources although this may not always be the case. Since the ANDA process requires specification of raw material suppliers, if raw materials from specified suppliers become unavailable, the Company would be required to file a supplement to its product filing and revalidate the manufacturing process using a new supplier's materials. This could cause a delay of several months in the manufacture of the drug involved and the consequent loss of potential revenue and market share. Additionally, there is often a time lag, sometimes significant, between the receipt of ANDA approval and the actual marketing of the approved product due to this validation process.
         In recent years, there has been an increasing number of attempts to use federal legislation to extend the patent life of various drugs beyond the term permitted under current statutes. Although the generic drug industry thus far has been mostly successful in defeating these attempts at extending the monopoly of brand-name drugs, the Company could be adversely impacted if future legislation is enacted which extends the patent exclusivity of a number of drugs that are expected to come off-patent in the coming years.

         The Company's future results of operations also may be affected by a variety of additional factors consistent with the nature of its business, including, but not limited to, changes in the intensity of competition affecting the Company's products and customers. Generic products with limited competition are generally sold at higher prices, resulting in relatively high gross margins. As multi-source competition increases, selling prices and gross margins can decline dramatically and impair overall profitability. Brand-name competitors are bundling the sale of generic and patented products as well as introducing generic versions of their own branded products prior to the expiration of the patents for such drugs, which is resulting in an increasing market share for these brand-name competitors. Brand-name pharmaceutical companies also have sought to extend patent protection beyond the active pharmaceutical ingredient as well as making increased efforts to extend patent protection by developing derivative drugs. The Company also has witnessed a consolidation of its customers, as chain drug stores and wholesalers merge or consolidate. Additionally, a number of the Company's customers have instituted source programs which limit the number of suppliers of generic pharmaceutical products. Management expects these trends and the resultant price erosion to continue. The Company will need to provide a continuous stream of new products and maintain its strong customer relations to offset these competitive pressures.
         The   Company's   gross  margin   continues  to  be  depressed  by  the
underutilization of its manufacturing facility. The Company, through its restructuring of operations begun in the fourth quarter of 1996 and continuing in 1997, consolidated some of its facilities in an attempt to streamline its operations and took additional steps to reduce its overhead. It is anticipated that the Company's gross margin will continue to be depressed by the underutilization of its manufacturing facility during 1999 and until such time as the volume of manufactured products increases significantly. Continuing compliance with FDA cGMP standards and applicable environmental regulations will also affect the Company's future results of operations. Significant investments which increase the Company's overhead need to be made from time to time to maintain the required infrastructure to comply with the FDA cGMP standards.
         The albuterol related litigation and various other legal matters remain unresolved in part or in whole. Refer to Note K of the Notes to Consolidated
Financial Statements for further discussion. Although the Company has established reserves it believes appropriate for these matters, the final outcome may exceed the estimates used in establishing those reserves and may have a material adverse effect on the Company's consolidated financial condition, liquidity and results of operations.

Year 2000 Readiness
The Company has a Year 2000 Compliance Program, the purposes of which are to identify important systems that are not yet Year 2000 ("Y2K") compliant; to initiate replacement or remedial action to assure that key systems will continue to operate in the Y2K and to test the replaced or remediated systems; to identify and contact key suppliers, vendors, customers and business partners to evaluate their ability to maintain normal operations in the Y2K; and to develop appropriate contingency plans for dealing with foreseeable Y2K complications. The Company has appointed a Y2K Project Manager who is responsible for the Company's Y2K Compliance Program and who reports directly to a member of the Company's executive committee.

Information Technology Systems
The Company's critical internal information technology ("IT") systems consist of its Prism manufacturing and JD Edwards financial accounting and Harbinger EDI 400 software packages. The Company has contacted the vendors of these systems and obtained written certification that these IT systems are currently in material Year 2000 compliance. The Company also has completed a pilot room testing of these systems. In addition, the Company is in the process of testing the Y2K readiness of its other IT applications. The Company, using an outside consultant, also completed a focused status study on selected aspects of the Y2K IT compliance testing program.

Embedded  Systems
The Company is continuing with its assessment of its mission critical embedded systems such as production equipment, facility control systems, and quality control and research and development instrumentation. Specifically, working with an outside consultant, the Company conducted a pilot program in which two products were selected for evaluation of the equipment and instruments used in their processes. These pilot tests included inventory assessment, compliance testing and, where indicated, remediation planning on selected mission critical embedded systems. This pilot program was completed in the first quarter of 1999. The Company is utilizing the pilot design methodology to complete its Y2K compliance program on the remainder of the Company's mission critical embedded systems. The Company expects to complete this embedded systems testing phase by the end of the second quarter of 1999. Remediation steps arising from the Y2K readiness testing program are being initiated as appropriate. The Company's strategy is to continue to focus on mission critical systems first. Beyond the embedded system Y2K testing pilot program and the testing program modeled after these pilots, the Company has sent Y2K compliance inquiries to the vendors of these embedded systems, is tracking responses to its inquiries and, depending on vendor response, is securing compliance information through direct contact with the manufacturer or through research on the manufacturer's web page. The Company expects to have completed its efforts to secure documented compliance information by the conclusion of its testing program on mission critical systems by the end of the second quarter of 1999. After the Company has completed its critical embedded systems testing, it plans to expand its inventory assessment and compliance testing to less critical systems.

As a pharmaceutical manufacturer, the Company's research and development and manufacturing operations are subject to government regulation. Replacement of equipment for products subject to FDA approval and manufacturing standards cannot be accomplished without filings and review by FDA. While the Company has made significant progress in assessment and compliance testing of its critical embedded systems, the Company cannot define the precise nature or extent of remediation required at this time. The failure of the Company to properly and timely identify equipment that will not function properly as a result of the Y2K Issue could result in the Company's inability to repair or remediate that equipment before December 31, 1999. In addition, equipment failures due to the Y2K issue could result not only in significant replacement costs to the Company but also in a significant delay in product shipments while the Company seeks to validate replacement equipment, which could have a material adverse effect on the Company.

Third-Party Suppliers, Vendors and Customers
The Company's Y2K Compliance Program also includes an investigation of the Y2K compliance of its major suppliers, vendors, customers and business partners. For example, third parties handle the payroll function for the Company, the vast majority of the Company's product orders are received by computer over the telecommunications systems, and the Company also relies on the services of banks, utilities, and commercial airlines, among others. The Company continues to seek and obtain assurances from key service providers that there will be no interruption of service as a result of Y2K. While the Company has contacted its supply chain business partners, not all third- party suppliers, vendors or customers have responded. The Company will continue to make efforts to secure Y2K compliance status from its supply chain, and is addressing contingency planning in lieu of third party claimed compliance. There can be no assurances that the contingency plans will adequately prevent a service interruption by one or more of the Company's third-party suppliers from having a material adverse effect on the Company.
         The Company continues to contact its key bulk chemical and packaging suppliers to determine their Y2K compliance status. As with certain of its equipment, the Company cannot change suppliers of bulk active ingredients unless the alternative supplier has been approved through the FDA regulatory process. Where possible, the Company tries to qualify two or more sources of supply. However, certain of the Company's current and future products will depend on a sole source of raw material supply. Should one or more of these sole source suppliers become unable to deliver product in a timely manner due to the Y2K Issue, the Company would need to identify and qualify a new source of supply. This process is likely to involve significant delays and cost and could have a material adverse effect on the Company. In addition, the Company continues to contact significant customers to determine their progress towards Y2K compliance and to identify issues, if any, which might develop because of customers' failure to be prepared for Y2K. In the event issues are identified, the Company expects to try to develop procedures to permit the Company to continue to supply the customer despite Y2K. The Company has been assured by its key financial institutions that they are currently Y2K compliant or will be Y2K compliant in early 1999.

Year 2000 Costs and Expenses
The Company's policy continues to be to expense all costs related to Y2K compliance unless the useful life of the technological asset is extended or increased, in which case the Company will capitalize that cost. For 1999 the Company anticipates expenses relating to Y2K to include key personnel costs, consultant engagements, software and hardware accommodations, data entry and business partner communications. Based on currently available information, the Company believes that these expenses will not exceed $500,000 and will be funded through operations. Until the testing is completed on mission critical systems in the Company's IT and Embedded Systems operations, the potential costs for any associated remediation cannot be calculated and is not included in the $500,000. If unforeseen compliance efforts are required or if present compliance efforts are not completed on time, or if the cost of any required updating, modification or replacement of the Company's systems or equipment exceeds the Company's estimates, Y2K could result in material costs and have a material adverse effect on the Company. For the year ended December 31, 1998 the expenses related to Y2K were less that $75,000 and consisted mainly of internal payroll costs.

Contingency Plans and Worst Case Scenario
At the present time, the Company has formulated a draft contingency plan addressing system failures in its business processes due to Y2K. The Company has received written certifications confirming that its critical internal IT systems are compliant, and the Company and its Y2K IT system audit supported these findings. As the Company continues its IT and Embedded Systems compliance testing on its mission critical operations, it is formulating appropriate contingency planning. The integrated draft contingency plan encompasses all functional areas within the Company, their business processes and the tasks associated with each process. It addresses alternate strategies to support critical business functions to prevent, wherever possible, business interruptions. It is expected that this draft contingency plan will be revised as the Company's testing program concludes and remediation initiatives are completed. Moreover, it is anticipated that as the Company receives more complete compliance information from its major suppliers, vendors, customers and business partners, that additional efforts regarding business interruption prevention and contingency planning can move forward. The Company expects that its contingency plan will be completed by May 31, 1999, with certain business interruption prevention initiatives underway before that date.
         One possible worst case scenario for the Company resulting from Y2K would be that one or more of the Company's sole source bulk chemical suppliers would become temporarily unable to deliver raw materials to the Company as a result of a system failure. If this were to happen, the Company would not be permitted to substitute another manufacturer's raw material for that of its sole source supplier. The Company would not be able immediately to continue to manufacture product using that raw material once its inventories of the raw material were expended. The Company's contingency planning with respect to an important product might include pre-qualifying a second source for critical raw materials when possible and/or might include building up key sole source raw material inventories in advance of December 31, 1999.
         Various statements in this discussion of Y2K are forward-looking statements (statements which are not historical in fact) within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include statements of the Company's expectations, anticipated schedules and expected completion dates, estimated costs and statements regarding expected Y2K compliance. These forward-looking statements are subject to various risks which may materially affect the Company's efforts to achieve Y2K compliance to accomplish its goals and to meet its expectations with respect to Y2K issues. These risks include the possibility that the Company will not be able to complete the plans and modifications that it has identified, on a timely basis, if at all, the availability of skilled consultants, the difficulty of evaluating and testing the wide variety of information systems and components, both hardware and software, that must be evaluated, the variety, number and complexity of equipment used in the Company's operations and the large number of vendors and customers with which the Company interacts. The Company's assessment of the effects of Y2K on the Company are based, in part, upon information received from third parties and the Company's reasonable reliance on that information. Therefore, the risk that inaccurate information is supplied by third parties upon which the Company reasonably relied must be considered as a risk factor that might affect the Company's Y2K efforts. Further, the delay or failure of third parties to respond to inquiries will hinder the Company's ability to evaluate and remediate the Year 2000 issue. The Company has not yet completed evaluating certain aspects of Y2K and expects that its assessment of Y2K will evolve as its Y2K compliance program progresses and the evolution and testing process continues.

Expiration of Governance Agreement
In connection with HC's acquisition of a majority of the Company's outstanding common stock in 1993, the Company and HC entered into a Corporate Governance and Standstill Agreement (as amended, the "Governance Agreement"). The purpose of the Governance Agreement was to provide limited protections to the minority shareholders by restricting certain actions HC would otherwise be legally able to take as the holder of the majority of the Company's stock. On October 8, 1998, the Governance Agreement expired by its terms, with the exception of certain limited protections that will continue in force as described below.
         Some of the more significant protections in the Governance Agreement that expired are: (a) the requirement that the Board of Directors consist of nine members, three being Company Directors, three being HC Directors and three being Independent Directors (meaning jointly selected by the Company Directors and HC Directors), and that committees of the Board of Directors be similarly constituted; (b) the prohibition against HC and its affiliates acquiring additional shares (other than as necessary to maintain its preexisting percentage ownership) or otherwise seeking to increase their control of ownership of the Company without the Company's consent (including the consent of at least one Company Director); (c) the prohibition against amendments of the Company's charter and by-laws without the consent of at least one Company
Director; (d) the requirement that HC vote its shares in accordance with all recommendations of the Board of Directors and not vote in opposition to any recommendation of the Board of Directors; (e) the requirement that all transactions between the Company, on the one hand, and HC and its affiliates, on the other hand, and each transaction in which there is a potential conflict of interest between the Company and its shareholders (other than HC and its affiliates) on the one hand, and HC or its affiliates on the other hand, must be approved by a majority of the Independent Directors; and (f) the requirement that HC not sell its shares to any person whom HC knows would own 5% or more of the outstanding shares unless such person agrees in writing to be bound by the restrictions of the Governance Agreement and to forego certain benefits under the Governance Agreement.

         The  restrictions  that continue in effect after October 8, 1998  are:
(a) the prohibition against HC or its affiliates acquiring shares of the Company without the approval of a majority of the Independent Directors, except in certain privately negotiated, unsolicited transactions which do not reduce the liquidity of the shares below the level expected to be necessary to maintain a viable market for the shares and liquidity for the Company's shareholders; and
(b) the requirement that, so long as the Company is a public company, the Board of Directors include at least three Independent Directors. For these purposes, an "Independent Director" is a person who (i) is in fact independent, (ii) does not have any direct financial interest or any material indirect financial interest in HC or the Company or any of their respective affiliates, and (iii) is not connected with HC or the Company or any of their respective affiliates as an officer, employee, consultant, agent advisor, representative, trustee, partner, director (other than of the Company) or person performing similar functions. Other than these limited restrictions and subject only to such fiduciary duties as a majority shareholder may have to minority shareholders under Delaware law, HC, as a majority shareholder, is able to exercise substantial control of the Company, including the right to decide in its discretion most matters requiring shareholder approval, such as the election of future members of the Board of Directors and approval of any proposed merger or acquisition of the Company.

Capital Resources and Liquidity
                                           December 31,   December 31,
(In millions)                              1998           1997
--------------------------------------------------------------------------------
Cash and short-term investments            $  43.2        $  33.3
Working capital                               71.1           60.1
Long-term debt                                 4.5            4.8
Shareholders' equity                         108.3          100.9
--------------------------------------------------------------------------------

Liquidity
On August 7, 1997, the Company amended its working capital line of credit agreement to replace one of its financial covenants related to profitability with a working capital covenant effective June 30, 1997. The Company currently has a $30.0 million line of credit. This line of credit is reduced by the amount of stand-by letters of credit. From time to time the Company has been granted amendments and waivers to its credit agreements.
         At December 31, 1998 the Company had $11.7 million in stand-by letters of credit related to the Albuterol Settlement Trust Fund outstanding under this working capital line of credit agreement. These standby letters of credit were obtained by the Company pursuant to the requirements of the Albuterol Settlement Trust Fund to cover its uninsured obligation. Recourse to the letters of credit are contingent upon the number of claims filed within certain categories and will not occur until all claims are processed and settlement amounts are recommended by the Special Master. Refer to Note K of the Notes to Consolidated Financial Statements for further discussion of the Settlement Agreement.
         The Company continues to make annual payments of $300,000 on its outstanding Industrial Development Revenue Bonds the ("Bonds"), which are due in 2014. These Bonds are secured by a letter of credit agreement. Effective December 31, 1996, the Company received from its lender waivers to its credit agreements with respect to one of its financial covenants related to profitability. In the event that the Company is unable to obtain future waivers, if needed, the Company's debt would be reclassified as short-term debt and the Company could lose its availability to cash under its line of credit.
         Forward-looking statements (statements which are not historical facts) in this report are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that all forward-looking statements, including statements about product filings and approvals, industry trends, strategic initiatives, raw material supply, net sales, the Year 2000 issue, price erosion, gross profit, research and development expenses, selling, marketing and distribution expenses, general and administrative expenses, capital expenditures, recall related and litigation expenses, restructuring and other expenses, and interest expense, involve risks and uncertainties, including the risks and uncertainties detailed below, and actual results may differ significantly from those in any forward-looking statements.

Working Capital
The Company's combined cash and available-for-sale investments were $43.2 million as of December 31, 1998 compared to $33.3 million a year earlier. The $9.9 million increase primarily reflects $12.6 million of cash generated from operations offset by $2.7 million of capital expenditures. Working capital increased $11.0 million primarily from the net income from operations adjusted by the net decrease in property, plant and equipment.
         During 1998, the Company spent $2.7 million for machinery and equipment and facility enhancements as compared to $1.3 million for 1997. The expenditures primarily related to the development and manufacturing of new products. During the year ended December 31, 1996, the Company spent $8.4 million for capital expenditures. Additions in all years were made from the cash generated from operations without incurring additional borrowing. The Company anticipates spending less than $7.5 million for machinery and equipment acquisitions and facility enhancements during the year ending December 31, 1999.

         The Company believes that its current cash resources, cash generated from operations and the amount available under its amended working capital line of credit will be sufficient to meet its anticipated operating needs for at least the next twelve months. However, there can be no assurance that events in the future will not require the Company to seek additional capital sooner or, if so required, that such capital will be available at terms favorable or acceptable to the Company, if at all.

        ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has three forms of debt which are subject to interest rate risk. They are the industrial revenue bonds, the working capital line of credit and the outstanding letters of credit. The rates on all three instruments are variable and fluctuate with the prime rate of interest charged by the respective bank. Carrying value of these instruments which approximates fair value is $4.8 million and principal is payable as follows; $300,000 for each of the next five years and $3.3 million thereafter. Interest is payable monthly and interest expense could be substantially higher if prime rate was to increase in future periods. The bank's prime rate was 7.75% at December 31, 1998.
         Forward-looking statements (statements which are not historical facts) in this report are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that all forward-looking statements, including statements about product filings and approvals, industry trends, strategic initiatives, raw material supply, net sales, the Year 2000 issue, price erosion, gross profit, research and development expenses, selling, marketing and distribution expenses, general and administrative expenses, capital expenditures, recall related and litigation expenses, restructuring and other expenses, and interest expense, involve risks and uncertainties, including the risks and uncertainties detailed below, and actual results may differ significantly from those in any forward-looking statements.

           ITEM 8: CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY
                                      DATA

                           Copley Pharmaceutical, Inc.
                           CONSOLIDATED BALANCE SHEETS

                                                                                December 31,     December 31,
(In thousands, except share data)                                               1998             1997
-------------------------------------------------------------------------------------------------------------
Assets
Current assets:
     Cash and cash equivalents                                                  $   13,016       $  13,847
     Available-for-sale securities                                                  30,206          19,498
     Accounts receivable, trade, net of allowances for doubtful accounts
        of $500 and $500, respectively                                              33,945          30,170
     Inventories                                                                    22,441          23,286
     Current deferred tax assets                                                     5,528           5,239
     Other current assets                                                            4,742           4,189
                                                                                ----------       ---------
        Total current assets                                                       109,878          96,229
                                                                                ----------       ---------
Property, plant and equipment, net                                                  42,800          46,450
Due from related party                                                               2,107           2,364
Other assets                                                                           580             701
                                                                                ----------       ---------
Total assets                                                                    $  155,365       $ 145,744
                                                                                ----------       ---------
Liabilities and shareholders' equity
Current liabilities:
     Accounts payable, trade                                                    $    3,703       $   2,583
     Accounts payable, related party                                                12,382          13,668
     Current portion of long-term debt                                                 300             300
     Accrued compensation and benefits                                               2,175           1,635
     Accrued rebates                                                                 8,037           9,071
     Accrued income taxes                                                            3,527             374
     Accrued recall related and litigation expenses                                  8,010           8,048
     Accrued expenses                                                                  618             406
                                                                                ----------       ---------
        Total current liabilities                                                   38,752          36,085
                                                                                ----------       ---------
Accrued recall related and litigation expenses                                          --           3,645
Deferred tax liabilities                                                             3,711             269
Accrued compensation and benefits                                                       98              64
Long-term debt                                                                       4,500           4,800
Commitments and contingencies (Note K)
Shareholders' equity:
     Preferred stock, $.01 par value; authorized 3,000,000 shares; none issued          --              --
     Common stock, $.01 par value; authorized 60,000,000 shares;
        issued 25,370,745 shares                                                       254             254
     Additional paid-in capital                                                     78,340          78,063
     Unrealized holding gain(loss) on available-for-sale securities                     35             (16)
     Retained earnings                                                              42,201          35,133
     Treasury stock, at cost, 6,178,168 and 6,235,978 shares,
        respectively                                                               (12,526)        (12,553)
                                                                                ----------       ---------
        Total shareholders' equity                                                 108,304         100,881
                                                                                ----------       ---------
Total liabilities and shareholders' equity                                      $  155,365       $ 145,744
                                                                                ----------       ---------

The accompanying notes are an integral part of the consolidated financial statements.

                           Copley Pharmaceutical, Inc.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                     Year ended        Year ended       Year ended
                                                     December 31,      December 31,     December 31,
(In thousands, except per share data)                1998              1997             1996
----------------------------------------------------------------------------------------------------
Net sales:
     Manufactured products                           $ 74,822          $ 70,873        $ 79,201
     Distributed products                              58,675            50,610          44,260
                                                     --------          --------         -------
        Net sales                                     133,497           121,483         123,461
                                                     --------          --------         -------

Cost of goods sold:
     Manufactured products                             54,608            52,725          64,233
     Distributed products                              46,009            39,103          29,798
                                                     --------          --------         -------
        Cost of goods sold                            100,617            91,828          94,031
                                                     --------          --------         -------
           Gross profit                                32,880            29,655          29,430
                                                     --------          --------         -------

Operating expenses:
     Research and development                          11,025            11,672          13,682
     Selling, marketing and distribution                4,520             4,590           6,388
     General and administrative                         6,104             7,110           9,721
     Recall related and litigation                        773             3,687          12,343
     Restructuring                                         --               170           3,526
                                                     --------          --------         -------
        Income (loss) from operations                  10,458             2,426         (16,230)
                                                     --------          --------         -------

Interest and other investment income                    1,749             1,442             723
Interest expense                                         (538)             (580)           (241)
Other income (expense), net                                 5            (1,603)           (144)
                                                     --------          --------         -------
        Income (loss) before income taxes              11,674             1,685         (15,892)
Provision (benefit) for income taxes                    4,606             1,121          (3,219)
                                                     --------          --------         -------
Net income (loss)                                    $  7,068          $    564        $(12,673)
                                                     --------          --------         -------

Other comprehensive income, net of taxes
     Unrealized gains (loss) on securities                 53               (16)            166
     Less: reclassification adjustment for gains
     (losses) included in net income                       (2)               --            (274)
                                                     --------          --------         -------
Comprehensive income (loss)                          $  7,119          $    548        $(12,781)
                                                     --------          --------         -------

Weighted average common shares outstanding:
     Basic                                             19,169            19,127          19,081
     Diluted                                           19,329            19,222          19,081

 Net Income (loss) per share:
     Basic                                           $   0.37          $   0.03         $ (0.66)
     Diluted                                             0.37              0.03          ( 0.66)

The accompanying notes are an integral part of the consolidated financial statements.

                           Copley Pharmaceutical, Inc.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


              For the years ended December 31, 1996, 1997 and 1998

                                                     Additional              Unrealized                            Total
                                    Common Stock     Paid-In     Retained    Holding         Treasury Stock        Shareholders'
(In thousands)                      Shares  Amount   Capital     Earnings    Gain(Loss)    Shares     Amount       Equity
------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1995          25,371  $254     $77,505     $47,242     $108          6,307      $(12,585)    $112,524

Net income  (loss)                       -     -           -     (12,673)       -              -             -      (12,673)
Acquisition of treasury
   stock by Employee Stock
   Purchase Plan                         -     -         295          -         -            (25)           11          306
Stock option exercises                   -     -          (5)         -         -            (16)            7            2
Tax benefit from stock
   option exercises                      -     -          80          -         -              -             -           80
Change in unrealized
   holding gain (loss) on
   available-for-sale securities         -     -           -          -      (108)             -             -         (108)
------------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1996          25,371   254      77,875      34,569        -          6,266       (12,567)     100,131

Net income (loss)                        -     -           -         564        -              -             -          564
Acquisition of treasury
    stock by Employee Stock
    Purchase Plan                        -     -         188           -        -            (30)           14          202
Change in unrealized
   holding gain (loss) on
   available-for-sale securities         -     -           -           -      (16)             -             -          (16)
------------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1997          25,371   254      78,063      35,133      (16)         6,236       (12,553)     100,881

Net income (loss)                        -     -           -       7,068        -              -             -        7,068
Acquisition of treasury
   stock by Employee Stock
   Purchase Plan                         -     -         184           -        -            (42)           20          204
Stock option exercises                   -     -          93           -        -            (16)            7          100
Change in unrealized
   holding gain (loss) on
   available-for-sale securities         -     -           -           -       51              -             -           51
------------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1998          25,371  $254     $78,340     $42,201     $ 35          6,178      $(12,526)    $108,304
------------------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of the consolidated financial statements.

                           Copley Pharmaceutical, Inc.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                       Year ended     Year ended       Year ended
                                                                                       December 31,   December 31,     December 31,
(In thousands)                                                                         1998           1997             1996
------------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net income (loss)                                                                   $ 7,068        $   564          $(12,673)
   Adjustments to reconcile  net income (loss) to net cash provided by operating activities:
     Depreciation and amortization                                                       6,569          7,144             7,092
     Realized losses on disposals of assets                                                266          1,349             4,795
     Deferred income taxes                                                               3,153          1,793            (2,379)
     Tax benefit from stock option exercises                                                 -              -                80
     Provision for doubtful accounts                                                         -              -               696
     Proceeds from sale of trading securities                                                -              -               601
     Equity in loss (earnings) of unconsolidated affiliates                                  -             (7)               54
     Changes in operating assets and liabilities:
     Decrease (increase) in accounts receivable                                         (3,775)        (3,146)            5,745
     Decrease (increase) in inventories                                                    845          3,845                95
     Decrease (increase) in other current assets                                          (553)            52               548
     Decrease (increase) in other assets                                                   (19)           121              (951)
     Increase (decrease) in accounts payable                                              (166)        (1,057)           (2,184)
     Increase (decrease) in accrued income taxes                                         3,153           (509)            4,142
     Increase (decrease) in other accrued expenses                                      (3,931)        (5,136)           10,476
                                                                                       -------        -------          --------
   Net cash provided by operating activities                                            12,610          5,013            16,137
                                                                                       -------        -------          --------
Cash flows from investing activities:
   Capital expenditures                                                                 (2,691)        (1,260)           (8,401)
   Investments in unconsolidated affiliates                                                  -           (360)           (2,252)
   Proceeds from sales of property, plant and equipment                                      4            201               113
   Purchases of available-for-sale securities                                          (34,380)       (18,448)          (13,695)
   Proceeds from sales of available-for-sale securities                                  8,104              -               114
   Proceeds from maturities of available-for-sale securities                            15,518         12,825             5,000
                                                                                       -------        -------          --------
   Net cash provided by (used in) investing activities                                 (13,445)        (7,042)          (19,121)
                                                                                       -------        -------          --------
Cash flows from financing activities:
   Payments of long-term debt                                                             (300)          (300)             (300)
   Stock option exercises                                                                  100              -                 2
   Issuance of common stock to Employee Stock Purchase Plan                                204            202               306
                                                                                       -------        -------          --------
Net cash provided by (used in) financing activities                                          4            (98)               8
                                                                                       -------        -------          --------
Net increase (decrease) in cash and cash equivalents                                      (831)        (2,127)          (2,976)
Cash and cash equivalents at beginning of year                                          13,847         15,974           18,950
                                                                                       -------        -------          -------
Cash and cash equivalents at end of year                                               $13,016        $13,847          $15,974
                                                                                       -------        -------          -------

The accompanying notes are an integral part of the consolidated financial statements.

                           Copley Pharmaceutical, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A. Nature of Business

Copley Pharmaceutical, Inc. (the "Company") develops, manufactures, markets and distributes a broad range of multi-source pharmaceutical products. These products include prescription and over-the-counter ("OTC") drugs and are available in a variety of dosage forms. The Company's customers include retail chains, wholesalers, distributors, hospitals, health maintenance organizations ("HMOs"), other managed care entities and government agencies. For the year 1998, one customer that purchased both manufactured and distributed products accounted for 10.8% of total net sales and no other single customer accounted for more than 10% of total net sales. For the year 1997 one customer that purchased both manufactured and distributed products accounted for 13.9% of total net sales and no other single customer accounted for more than 10% of total net sales. For 1996, no single customer accounted for more than 10% of total net sales.
         The Company not only distributes multi-source products that it manufactures, but also, as part of a distribution arrangement, markets and distributes multi-source versions of certain drugs manufactured by Hoechst Marion Roussel, Inc. ("HMRI"), a subsidiary of Hoechst Aktiengesellschaft ("Hoechst AG"), the Company's indirect 51% fully diluted shareholder. One of these drugs, glyburide, accounted for 23.4%, 25.2% and 27.1% of the Company's 1998, 1997 and 1996 net sales, respectively. This product had limited competition until late in 1995, when competing products became available, resulting in significant erosion of this product's selling price and related gross profit. Given this intensified competitive environment, management expects continued decline in this product's net sales and related gross profit in 1999. Refer to Note J for further discussion of the distribution arrangements.
         Historically, the Company's sales have been predominantly in the United States. During 1995, the Company formed a wholly-owned subsidiary to focus on foreign expansion opportunities. Refer to Note J for further discussion of the Company's foreign investments. Because of the length of time it takes to establish, register and receive approvals to manufacture or distribute products in a foreign country, it may be an extended period of time before the Company generates material international revenue, if at all.
         The raw materials essential to the Company's business are purchased primarily from U.S. distributors of bulk pharmaceutical chemicals manufactured abroad. These raw materials are generally available from several sources; however, this may not always be the case. Since the federal drug application process requires specification of raw material suppliers, if raw materials from specified suppliers became unavailable, the Company would be required to file a supplement to its product filing and revalidate the manufacturing process using a new supplier's materials. This could cause a delay of several months in the manufacture of the drug involved and the consequent loss of potential revenue and market share.
         As a multi-source drug manufacturer, the Company is subject to extensive regulation by the Food and Drug Administration ("FDA"). Noncompliance with applicable requirements can result in fines, recall or seizure of products, total or partial suspension of production and/or distribution, refusal of the government to enter into supply contracts or to approve New Drug Applications ("NDA") or Abbreviated New Drug Applications ("ANDA") and criminal prosecution. The FDA also has the authority to revoke previously granted drug approvals. Changes in FDA procedures have increased the time and expense involved in obtaining ANDA approvals and in complying with the FDA's current Good Manufacturing Practice ("cGMP") standards. The ANDA drug development and approval process currently averages approximately three to five years.
     Being a generic pharmaceutical company lends itself to certain inherent business risks. These risks include rapid technological advances, frequent introduction of new products, aggressive competition from other generic drug manufactures and generic divisions and subsidiaries of large brand-name pharmaceutical companies and the potential for customer consolidations and future legislation regarding product patent protection.

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

Cash  Equivalents
The Company considers all highly liquid investments with an original purchase maturity of three months or less to be cash equivalents.

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

Accounts Receivable and Revenue Recognition
Revenue is recognized upon product shipment. Provisions for rebates, returns and other adjustments are provided for in the same period as the related sales are recorded. The Company's accounts receivable balance reflects the amount due from its customers based on actual outstanding invoices less estimates of credits that may be issued against these invoiced amounts including, but not limited to, price adjustments and returned goods. The Company estimates credits to be issued for price adjustments and returned goods incurred but not currently identified. At December 31, 1998 and 1997 the credit allowances were $5.2 million and $3.7 million, respectively. Additionally, the Company provides for an allowance for uncollectible accounts. The Company believes that these estimates made by management, based on past experience and current trends, are sufficient, but actual results may differ from these estimates.

Inventories
The Company values its inventories at the lower of cost or market on a first-in, first-out basis. Management estimates market based on various assumptions about the future demand for the Company's products, remaining products' shelf lives, and the future selling price and pricing environment for the products. Actual results may differ from these estimates.

Property, Plant and Equipment
Property, plant and equipment are stated at historical cost. Maintenance and repairs which neither materially add to the value of the property nor appreciably prolong its life are charged to expense as incurred. Tooling costs are also expensed as incurred. Upon retirement or other disposition, the cost and related accumulated depreciation are eliminated from the accounts and the resulting gain or loss is included in income from operations. Depreciation of property, plant and equipment is computed using the straight-line method over the following estimated useful lives:

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

Leasehold improvements are amortized over the shorter of their estimated useful lives or the term of the lease. Interest is capitalized in connection with construction of major facilities. The capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset's estimated useful life. There was no interest capitalized during the years ending December 31, 1998, 1997 or 1996.

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

Net Income (Loss) Per Share
The Company applies Statement of Financial Accounting Standards No. 128 ("SFAS 128"), Earnings Per Share to compute net income per share. Under SFAS 128, basic EPS is calculated by dividing net income (loss) by the weighted-average common shares outstanding during the period. Diluted EPS reflects the potential dilution to basic EPS that could occur upon exercise of options to common shares using the treasury stock method based upon the weighted-average fair value of the Company's common shares during the period. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares and common share equivalents, if dilutive, outstanding during the period. For 1998 and 1997, 377,569 and 550,920, respectively, of outstanding options were not used to calculate diluted net income per share because the exercise price exceeded the weighted-average fair value during the period and their inclusion would be antidilutive. For 1996, 736,734 outstanding options were not used to calculate diluted net income (loss) per share due to the Company being in a net loss position, therefore the effect would be antidilutive.

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

Segment Information
The Company applies Statement of Financial Accounting Standards No. 131, ("SFAS 131") Disclosures about Segments of an Enterprise and Related Information. SFAS 131 supersedes SFAS No. 14 , Financial Reporting for Segments of a Business Enterprise, replacing the "industry segment" approach with the "management" approach. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. Currently the Company's two segments are categorized as manufactured products and distributed products.
            The Company's management recognizes the fact that distributed products have relatively no impact on absorption of overhead or operating expense of the Company as compared to manufactured products. Consequently, management focus on evaluating the Company's segments is based on an analysis of net sales and gross profit as reflected in the Company's statements of operations. There are no inter-segment revenues. Assets, all of which are located in the United States are not allocated to specific business segments.

Reclassifications
Certain reclassifications have been made to prior period consolidated financial statements to conform to the current presentation.

C. Securities

Available-for-Sale Securities

                                                             1998                                            1997
                                                    Gross        Gross                                Gross      Gross
                                         Amortized  Unrealized   Unrealized  Market        Amortized  Unrealized Unrealized  Market
(In thousands)                           Cost       Gain         Loss        Value         Cost       Gain       Loss        Value
------------------------------------------------------------------------------------------------------------------------------------
In Current Assets:
Debt securities:
     State and municipal
      securities                         $ 8,827    $ 40         $  -        $ 8,867       $ 1,0000   $ -        $  -        $ 1,000
      U.S. Treasury and
      government agencies                 19,625      19          (19)        19,625         17,814     5         (18)        17,801
Other securities:
     Bank certificates of deposit          1,719       -           (5)         1,714            700     -          (3)           697
------------------------------------------------------------------------------------------------------------------------------------

Total current available-
     for-sale securities                 $30,171    $ 59         $(24)       $30,206       $ 19,514   $ 5        $(21)       $19,498
------------------------------------------------------------------------------------------------------------------------------------

Gross gains of $3,000 and gross losses of $5,000 were realized on sales of available-for-sale securities in 1998, no gains or losses were realized on sales of available-for-sale securities in 1997. Gross gains of $75,000 and gross losses of $0 were realized on sales of available-for-sale securities during 1996. Gross losses of $349,000 were realized on trading securities in 1996. The Company no longer holds trading securities.


D. Inventories

                                                   December 31,     December 31,
(In thousands)                                     1998             1997
--------------------------------------------------------------------------------
Raw materials                                      $10,771          $ 6,596
Work in process                                      3,207            5,282
Finished goods                                       8,463           11,408
                                                   -------          -------
     Total inventories                             $22,441          $23,286
--------------------------------------------------------------------------------


E. Property, Plant and Equipment

                                                   December 31,     December 31,
(In thousands)                                     1998             1997
--------------------------------------------------------------------------------
Land                                               $ 3,335          $ 3,335
Building and improvements                           32,320           31,882
Machinery and equipment                             32,103           31,393
Motor vehicles                                          44               44
Furniture and fixtures                               5,727            5,144
Leasehold improvements                                  30                -
                                                   --------         --------
                                                    73,559           71,798
Less: accumulated depreciation and amortization    (32,439)         (26,154)
                                                   --------         --------
                                                    41,120           45,644
Construction in process                              1,680              806
                                                   --------         --------
     Total property, plant and equipment           $42,800          $46,450
--------------------------------------------------------------------------------

Depreciation and amortization of fixed assets was $6.3 million, $7.1 million and $7.1 million for 1998, 1997 and 1996, respectively.

F. Income Taxes

The effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1998 and 1997 are as follows:

                                                                                December 31,     December 31,
(In thousands)                                                                  1998             1997
-------------------------------------------------------------------------------------------------------------
Deferred tax assets:
     Acquired joint product development rights                                  $     -          $   914
     Tender offer costs                                                           2,002            1,974
     Recall and litigation accrual                                                1,639            1,615
     Operating loss and tax credit carryforwards                                  1,481            1,796
     Charitable contribution carryforwards                                          273              741
     Difference in accounting for inventory and accounts receivable               1,623              596
     Difference in cost recognition basis, accrual for books and cash for tax       512              490
                                                                                -------          -------
        Total deferred tax assets                                                 7,530            8,126
Deferred tax liabilities:
     Depreciation                                                                (3,364)          (3,156)
     Accounts receivable mark-to-market                                          (2,349)               -
        Total deferred tax liabilities                                          -------          -------
                                                                                 (5,713)          (3,156)
                                                                                -------          -------
Total net deferred tax assets                                                   $ 1,817          $ 4,970
-------------------------------------------------------------------------------------------------------------

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

Provision for (benefit of) income taxes consists of the following:

                                                              Year ended        Year ended       Year ended
                                                              December 31,      December 31,     December 31,
(In thousands)                                                1998              1997             1996
-------------------------------------------------------------------------------------------------------------
Current income tax expense (benefit):
     Federal                                                  $ 1,429           $(1,149)         $(1,033)
     State                                                         24               477              193
                                                              -------           -------          -------
                                                                1,453              (672)            (840)
                                                              -------           -------          -------
Deferred income tax expense (benefit):
     Federal                                                    2,341             2,102           (1,272)
     State                                                        812              (309)          (1,107)
                                                              -------           -------          -------
                                                                3,153             1,793           (2,379)
                                                              -------           -------          -------
Total:
     Federal                                                    3,770               953           (2,305)
     State                                                        836               168             (914)
                                                              -------           -------          -------
                                                              $ 4,606           $ 1,121          $(3,219)
-------------------------------------------------------------------------------------------------------------

The income tax expense (benefit) for the years 1998, 1997 and 1996 varied from the amount computed by applying the statutory income tax rate to income (loss) before taxes. The reasons for the differences are as follows:

                                                              Year ended        Year ended       Year ended
                                                              December 31,      December 31,     December 31,
(In thousands)                                                1998              1997             1996
----------------------------------------------------------------------------------------------------------------
Statutory rate                                                $4,086     35%    $    590   35%   $(5,562)  (35)%
Increases (decreases) in taxes resulting from:
     State income taxes, net of
        federal tax benefit                                      543      5%         109    6%      (594)   (4)%
     Research tax credits                                          -      -            -    -       (200)   (1)%
     Tax-exempt interest and dividends                           (50)     -         (263) (16)%     (136)   (1)%
     Nondeductible portion of recall-related
        and litigation expenses                                    -      -          650   39%     3,127    20%
     Other, net                                                   27      -           35    2%       146     1%
----------------------------------------------------------------------------------------------------------------
                                                              $4,606     40%    $  1,121   66%   $(3,219)  (20)%
----------------------------------------------------------------------------------------------------------------

At December 31, 1998, the Company had state net operating loss carryforwards of approximately $4,598,000 which are available to offset future state taxable income through the year ended December 31, 2001. In addition, at December 31, 1998, the Company had approximately $666,000, $1,091,000 and $750,000 of charitable contribution carryforwards, state research credit carryforwards and state investment credit carryforwards, respectively, that are available to offset future taxable income through the years 2002, 2012 and 2000, respectively.

G. Debt
Repayment schedule of Industrial Revenue Bonds is as follows:

(In thousands)
--------------------------------------------------------------------------------
1999                                                          $  300
2000                                                             300
2001                                                             300
2002                                                             300
2003                                                             300
Thereafter                                                     3,300
                                                              ------
                                                              $4,800
                                                              ------

The Industrial Development Revenue Bonds (the "Bonds") were issued for the initial acquisition and construction of the Company's headquarters and principal manufacturing site at 25 John Road, Canton, Massachusetts. The Bonds would have originally matured on August 1, 2004; however, in July 1990, the Bonds were amended to extend the maturity date to August 1, 2014. Interest is payable monthly at a floating rate based on the prime rate. The effective interest rate for the Bonds approximated 4.5%, 4.5% and 4.3% for the years 1998, 1997 and 1996, respectively.
         In order to secure the timely payment of principal and interest on the Bonds, the Company has entered into a letter of credit agreement with its primary financial institution. The letter of credit agreement imposes minimum requirements on the maintenance of working capital and certain financial ratios and includes restrictions on cash dividends, repurchases of the Company's capital stock, certain investments, advances, guarantees and borrowings. The Letter of Credit and the Bonds are collateralized by the Company's property at 25 John Road, Canton, Massachusetts, including land, buildings and equipment thereon and are further collateralized by an assignment of leases and rents on the Company's South Boston property.
         Costs of $704,000 associated with the issuance of the Bonds are being amortized to interest expense over the life of the Bonds. The unamortized balance of $283,000 and $301,000 at December 31, 1998 and December 31, 1997, respectively, is included in other assets.
         On August 7, 1997, the Company amended its working capital line of credit agreement to replace one of its financial covenants related to profitability with a working capital covenant effective June 30, 1997. On July 31, 1996 the Company amended its working capital line of credit agreement to increase its maximum borrowing capacity from $20.0 million to $30.0 million. This amendment also provided for the issuance of stand-by letters of credit and includes related provisions for payment of letter of credit fees equal to 1% of the face amount of outstanding stand-by letters of credit. The stand-by letters of credit reduce the funds available from the working capital line of credit. No other amounts have been drawn against the working capital line of credit. At December 31, 1998 and 1997, the Company had $11.7 and $14.85 million, respectively, in outstanding standby letters of credit related to the Albuterol Settlement Trust Fund. In February 1998 the Company's stand-by letters of credit were reduced by $3.15 million to reflect its additional cash deposits made pursuant to the August 1997 court order. Refer to Note K for more information on the Albuterol Settlement Trust Fund.
         Borrowings under the working capital line of credit agreement are due on demand and bear interest, payable monthly, at the bank's prime rate. The prime rate was 7.75% at December 31, 1998. Borrowings are collateralized by the Company's properties located in Canton and South Boston, Massachusetts, including land and buildings and equipment thereon. The line of credit imposes restrictive covenants regarding the sale or encumbrance of the land and the building as well as minimum requirements on the maintenance of working capital and certain financial ratios and includes restrictions on cash dividends.
         The fair value of the Company's long-term debt which approximates carrying value is estimated by discounting cash flows based on similar current rates offered to the Company for debt of the same remaining maturities.

H. Common and Preferred Stock

At December 31, 1998 the Company had 1,907,077 shares of common stock reserved for future issuance in connection with the Company's stock option plans. The Board of Directors has not assigned any terms to the authorized but unissued 3,000,000 shares of preferred stock.

I. Employee Benefits

Stock Option Plans
Under the Amended and Restated 1992 Stock Plan ("1992 Plan"), the Compensation Committee of the Board of Directors may recommend that any employee, consultant or officer be granted incentive stock options or nonqualified stock options to purchase the Company's common stock. The Board of Directors has the authority to select optionees and determine the terms of the options granted. Under the 1992 Stock Plan, the options generally become exercisable cumulatively, beginning on the date of grant, in equal annual installments of 25%, and expire ten years from the date of grant. The shareholders approved 1,523,750 shares as the maximum number of shares available to be granted under the 1992 Plan. At December 31, 1998 the Company had 338,917 shares available to grant under this plan.
         In May 1995, the shareholders voted to replace the 1992 Non-Employee Director Stock Option Plan with the 1995 Non-Employee Director Stock Option Plan (the "Director Plan"). Under the Director Plan, upon initial election or appointment to the Board, the Company automatically grants to its non-employee directors, excluding directors of affiliated companies, nonqualified stock options to purchase 15,000 shares of the Company's common stock. This initial grant vests in equal annual installments of 33 1/3% beginning on the date of grant. After this initial two-year vesting period, on each subsequent anniversary date, non-employee directors receive fully vested nonqualified stock options to purchase 3,333 shares of the Company's common stock. The stock options are granted at an exercise price equal to the fair market value of the Company's common stock on the date of grant and expire ten years from the date of grant. The Director Plan authorized the issuance of 250,000 shares of common stock. At December 31, 1998 the Company had 196,669 shares available to grant under this plan.

         The Company has an Employee Stock Purchase Plan that authorizes the issuance of a maximum of 450,000 shares of common stock pursuant to the exercise of nontransferable options granted to participating employees. At December 31, 1998 the Company had 308,087 shares available to grant under this plan.
 Stock option activity during 1996, 1997 and 1998 was as follows:

--------------------------------------------------------------------------------
                                                                Weighted Average
                                          Shares                Exercise Price
--------------------------------------------------------------------------------
Outstanding at December 31, 1995          1,040,645             $13.98
Options granted                              16,666              15.20
Options exercised                           (15,908)              0.16
Options forfeited                          (304,669)             17.18
                                          ---------             ------
Outstanding at December 31, 1996            736,734              12.98
                                          ---------             ------
Options granted                              64,999               6.53
Options forfeited                          (108,536)             16.21
                                          ---------             ------
Outstanding at December 31, 1997            693,197              11.86
                                          ---------             ------
Options granted                             580,366               7.26
Options exercised                           (15,717)              6.36
Options forfeited                          (194,442)             14.41
                                          ---------             ------
Outstanding at December 31, 1998          1,063,404             $ 8.97
--------------------------------------------------------------------------------

The following table summarizes information about the Company's stock options at December 31, 1998.

                             Options Outstanding                                                 Options Exercisable

Range of              Number         Weighted Average        Weighted Average                  Number        Weighted Average
Exercise              Outstanding    Remaining               Exercise                          Exercisable   Exercise
Prices                At 12/31/98    Contractual Life        Price                             At 12/31/98   Price
---------             -----------    ----------------        ----------------                  -----------   ----------------
$0.93                   105,608      1.2                     $0.93                             105,608       $ 0.93
 6.13-10.00             759,442      8.0                      7.86                             353,832         8.65
 14.00-17.25            155,354      6.0                     15.85                             155,354        15.85
 23.50                   43,000      5.3                     23.50                              43,000        23.50
-----------------------------------------------------------------------------------------------------------------------------
$0.93-23.50           1,063,404      6.9                     $8.97                             657,794       $10.08
-----------------------------------------------------------------------------------------------------------------------------

At December 31, 1998, 1997 and 1996, exercisable options and weighted average exercise prices were 657,794 and $10.08, 634,447 and $12.09 and 608,453 and
$12.05, respectively. Treasury shares of common stock have been issued upon exercise of stock options. The difference between the cost of the treasury stock used and the total option price of shares exercised has been reflected in additional paid-in capital.
     The Company applies the disclosure-only provisions of SFAS No. 123. If the Company had elected to recognize compensation costs in accordance with SFAS No. 123 the reported net income (loss) would have been reduced to the pro forma amounts for the years ended December 31, 1998, 1997 and 1996 as indicated below:

                                                             Year ended     Year ende      Year Ended
                                                             December 31,   December 31,   December 31,
(In thousands, except per share data)                        1998           1997           1996
-------------------------------------------------------------------------------------------------------
Net income (loss):
     As reported                                             $ 7,068        $   564        $(12,673)
     Pro forma                                                 6,244           (241)        (13,333)

Diluted earnings (loss) per share:
     As reported                                             $  0.37        $  0.03        $  (0.66)
     Pro forma                                                  0.32          (0.01)          (0.70)
-------------------------------------------------------------------------------------------------------

The Company estimates the fair value, as of the date of grant, of options outstanding in the plan using the Black-Scholes option pricing model with the following assumptions:

                                                             1998           1997           1996
-----------------------------------------------------------------------------------------------
Expected Holding Period                                      5              5              5
Expected future dividend yield                               0%             0%             0%
Expected volatility                                          55%            55%            60%
Risk free interest rate                                      5.4%           6.4%           6.3%
-----------------------------------------------------------------------------------------------

The risk-free interest rates were based upon U.S. Treasury instrument rates with maturity equal to expected term. The weighted average fair value of options granted during the years ended December 31, 1998, 1997 and 1996 with exercise price equal to fair market value on the date of grant were $3.86, $3.55 and $8.71, respectively. During 1998, 1997 or 1996 no options were granted with exercise price in excess of or below fair market value at the date of grant.

Savings Plan
The Company has a defined contribution plan that qualifies under Section 401(k) of the Internal Revenue Code for the benefit of substantially all full-time, eligible employees. Employees may contribute between 1% and 15% of their salary up to the dollar maximum allowed by the Internal Revenue Service. Company contributions were voluntary and made at the discretion of the Board of Directors. In January 1996, the Board of Directors voted to assure a minimum Company contribution of at least 2% of qualified compensation up to the limits allowed by the Internal Revenue Service. The Company expensed $575,000, $290,000 and $123,000 for contributions under this plan for the years ended 1998, 1997 and 1996, respectively.

Deferred Compensation Plan
The Company established an unfunded deferred compensation plan in August 1995 to allow for certain of its management or highly compensated employees to defer the receipt of specified compensation under Sections 201(2), 301(a)(3) and 401(a)(1) of the Employee Retirement Income Security Act of 1974.

Employee Bonus Plan
The Company makes cash bonus awards to employees, at the discretion of the Board of Directors, based upon operating results and employee performance. Net bonus expense was $1,000,000, $0 and $315,000 for the years 1998, 1997 and 1996, respectively.

J. Related Party Transactions

In November 1993, Hoechst Corporation ("HC"), through an indirect wholly-owned subsidiary, completed a tender offer and acquired 51% of the fully diluted shares of the Company.
         On July 18, 1995, HC completed its purchase of Marion Merrell Dow Inc. ("MMD") and changed MMD's name to Hoechst Marion Roussel, Inc. ("HMRI"). The acquisition of MMD and the formation of HMRI resulted in a related party relationship between the Company and its customer, Rugby Laboratories ("Rugby"), which was a subsidiary of MMD and subsequently a subsidiary of HMRI. Net sales to Rugby were approximately $7,000, $17,000 and $1.0 million for the years 1998, 1997 and 1996, respectively. Effective February 27, 1998, Rugby was sold by HMRI to an unrelated third party.
         In connection with HC's acquisition of its majority interest in the Company, the Company is a party to a Product Agreement with HC pursuant to which the Company is afforded the opportunity under specified conditions to distribute and market the generic version of products sold by Hoechst-Roussel Pharmaceuticals Inc. ("HRPI"), which was an indirect majority-owned subsidiary of HC. This Product Agreement will expire June 1, 1999. On January 1, 1996, HRPI was merged into HMRI. HMRI agreed to be bound by the Product Agreement to the extent that HRPI was bound; that is, the Product Agreement continues to be in effect for products manufactured by the former HRPI but not for products manufactured by HMRI prior to the merger with HRPI nor for products developed by HMRI after January 1, 1996. In furtherance of the Product Agreement, the Company and HMRI entered into separate contracts relating to specific products as these products became available for generic distribution and these separate contracts now continue in effect beyond the expiration of the Product Agreement. In order to assure continuity of supply and to provide other competitive benefits, the Company, in 1997, renegotiated the distribution contracts relating to glyburide and micronized glyburide; as a result, the profit contribution of these products decreased in 1997. In 1997 the Company entered into an agreement to distribute HMRI's pentoxifylline product. For the years 1998, 1997 and 1996, approximately $45,163,000, $39,555,000 and $30,814,000, respectively, of generic versions of products were purchased from HMRI. The Company does not expect to distribute or market any additional products under the Product Agreement.

         As part of the  relationship  with HC, the Company also is afforded the opportunity to purchase generic bulk pharmaceutical ingredients from entities related to HC under certain circumstances. During 1998,1997 and 1996, the Company purchased approximately $0, $151,000 and $230,000, respectively, of generic bulk products under these agreements. The Company is aware that HC has announced its intention to deemphasize the generic bulk pharmaceutical manufacturing business and the Company is pursuing alternative sources.
         The Company obtains its comprehensive general liability, product liability, umbrella liability and all risks property insurance coverage through an insurance and risk-sharing arrangement with HC and its parent, Hoechst AG, and its various subsidiaries. Insurance coverage is provided by HC, through its wholly-owned insurance subsidiary, as well as by external parties. Total premiums paid by the Company for these insurance policies aggregated approximately $4,563,000, $4,763,000 and $5,140,000 for the years 1998, 1997 and
1996, respectively.
         For the years ended 1998, 1997 and 1996, the Company purchased approximately $0, $26,000 and $265,000, respectively, of bulk raw chemicals from a chemical company whose president was a member of the Company's Board of Directors until July 1998.
         In 1997, the Company increased its investment by approximately $360,000 in a multi-source pharmaceutical company, MIR Pharmaceutical, whose senior vice president was a member of the Company's Board of Directors until July 1998. This company was founded in 1993 to market multi-source drugs, including products manufactured by the Company, in certain republics of the former Soviet Union. This investment was written off in June 1997 in the amount of approximately $955,000. The write-off was included in other income (expense).
         At December 31, 1998, the Company was a 49% owner of Chia Tai Copley Pharmaceutical ("CTCP") which, in turn, was an 85% owner of Wuxi Chia Tai Copley Pharmaceutical ("WCTCP"). CTCP and WCTCP were formed to manufacture and market multi-source drug products in the People's Republic of China.
         During 1995, the Company's Board of Directors voted to decrease the Company's financial commitment to and deemphasize the Company's role in CTCP and WCTCP. Subsequently a subsidiary of Hoechst AG indicated its desire to purchase an interest in WCTCP and it is anticipated that upon transfer of its indirect ownership in WCTCP the Company will recover approximately $2.1 million of its investment in CTCP. In 1998, the Company wrote down its investment of $2.4 million to $2.1 million and reclassified it to a long-term related party receivable.

K. Commitments and Contingencies

Leases
During 1996, the Company restructured its operations by consolidating warehouse, manufacturing and office sites. The Company consolidated its warehouse and distribution operations into one location under a noncancelable operating lease with a third-party lessor. This 1996 lease is for five years with a five-year renewal option and requires the payment of insurance, real estate taxes and other operating expenses. The Company also leases vehicles and office equipment under one- to five-year operating leases.
         Net rental expense was $652,000, $797,000 and $1,053,000 for 1998, 1997 and 1996, respectively. The amount expensed in 1996 included $180,000 of related party expense incurred under an operating lease with a related party which was subsequently terminated that same year.

Future minimum lease payments under noncancelable operating leases are as follows:

(In thousands)
--------------------------------------------------------------------------------
1999                                                          $  651
2000                                                             535
2001                                                             484
2002                                                               1
2003                                                               -
Thereafter                                                         -
--------------------------------------------------------------------------------
         Total minimum lease payments                         $1,671
--------------------------------------------------------------------------------

Albuterol Class Action Lawsuits
In connection with the Company's December 1993 and January 1994 product recall of albuterol sulfate inhalation solution, 0.5% ("albuterol"), the Company was served with complaints in numerous lawsuits in federal and state court, some of which were on behalf of numerous claimants. The federal court lawsuits were consolidated as a multi-district litigation. A class action was certified by the United States District Court for the District of Wyoming under the caption In
Re: Copley Pharmaceutical, Inc. "Albuterol" Products Liability Litigation. In August 1995, prior to the conclusion of the jury trial, the Company entered into a settlement agreement with the representative plaintiffs in the class action lawsuit. The settlement calls for the Company to receive a general release of all non-death claims in return for contributions by the Company and its insurers of a minimum of $65 million and a maximum of $130 million to settle all non-death claims relating to the Company's manufacture, sale and recall of albuterol. An additional $20 million is allocated under the terms of the settlement as an estimate of the cost of settling claims by persons alleging wrongful death, which claims are limited by the settlement to compensatory damages only and are subject to nonbinding negotiation and arbitration. Within the Company's minimum and maximum contributions, the amount to be paid by the Company is subject to the number and seriousness of individual claims eventually filed.

         The settlement agreement requires the $150 million maximum contribution to be funded by a non-refundable $65 million cash deposit and issuance of letters of credit for the remaining balance, to be held by the Albuterol Settlement Trust Fund as security for potential future payments. The Company negotiated agreements with its insurers pursuant to which the Company and its insurers have agreed to pay defined percentages of required settlement payments and related expenses. The minimum contribution of $65 million to the class action settlement has been funded by cash contributions from the Company ($7.35 million) and its insurers ($57.65 million). Most of the remaining balance of the $150 million maximum contribution has been secured either by a $21 million cash deposit made pursuant to court order by the Company ($3.15 million) and one of its insurers ($17.85 million) in a separate account (which also is available to pay other litigation expenses, judgments and settlements) or by letters of credit or other security totaling $64 million, $11.7 million of which has been posted by the Company and $52.3 million of which has been provided by the Company's insurers.
         Approximately 6,650 proofs of claim have been filed with the Special Master appointed by the Court to oversee the Albuterol Settlement Trust Fund. The Special Master has approved approximately 5,240 class action claims totaling approximately $75 million. No awards have been made to approximately 1,000 rejected class action claims. Appeals from some of these decisions of the Special Master are being taken to the Court. The Court has ordered that no further claims may be submitted. (These figures include approximately 850 clients of Jacoby & Meyers, representing nearly all of that firm's clients who are not alleging a death caused by albuterol, who agreed to be treated as if they were class members and class counsel have agreed that these claimants will be paid out of the Albuterol Settlement Trust Fund.) In addition, the Company has reached settlement agreements with approximately 135 class members alleging wrongful death; approximately 100 claims of class members alleging wrongful death remain unresolved.
         The settlement also is subject to certain other contingencies and does not cover certain individuals who previously opted out of the class action, including 40 people who opted out and never filed suit, some of whom now are barred from bringing suit by the statute of limitations. The Company continues to be a defendant in lawsuits that were brought by or on behalf of approximately three people who properly opted out of the class action while the Company has settled with 81 litigants who had opted out. These settlements were paid out of the funds described above. There also are two active lawsuits brought by class members alleging wrongful death who are pursuing litigation under the terms of the class action settlement agreement.
         Including the amounts paid to the class action settlement or deposited in the separate account described above or paid for other albuterol related settlements or expenses, the Company has paid $10.5 million and its insurers have paid approximately $95 million, some of which already has been distributed and the remainder of which is available to pay class action claims, claims of parties who opted out of the class action, attorneys' fees, administrative costs, and expenses in the connection with the pre-trial, trial, settlements, and ongoing events. At this time, the Company cannot predict the total amount to be paid out in connection with claims arising from the albuterol recall.

Grand Jury Investigation
On May 28, 1997, the Company announced that it had entered into a plea agreement pursuant to which it agreed to waive indictment and plead guilty to a one count Information charging a violation of Title 18, United States Code, Section 371, a conspiracy to defraud the United States and one of its agencies, the Food and Drug Administration ("FDA"). The Information alleged that Copley made changes in the manufacturing processes for four drugs (only two of which currently are being manufactured by the Company) without proper notification to the FDA and signed false batch records with respect to two of these drugs. As part of the plea agreement, the Company agreed to pay a fine of $10.65 million, of which $3.55 million plus interest remains to be paid in June 1999.
         The plea agreement followed a nearly three-year investigation and grand jury subpoenas for documents from the United States Attorney's Office in Massachusetts. The Company complied with the subpoenas and cooperated with federal authorities throughout the investigation. The investigation continues with respect to individuals, some of whom are indemnified by the Company for legal fees and related expenses.
         Also on May 28, 1997 the Company announced that it had entered into an agreement with the FDA providing for an independent audit of 20 of Copley's ANDAs. The Company is cooperating fully with the FDA, and the independent audit has been substantially completed. The FDA has agreed that during this audit it will continue to review the Company's pending ANDAs, accept new ANDAs from the Company and, where appropriate, approve Copley's ANDAs.

SmithKline Beecham Lawsuit
In August 1997, the Company filed an ANDA for nabumetone which certified that SmithKline Beecham Corporation's ("SB") patent relating to nabumetone was invalid and unenforceable and that the Company was entitled to manufacture and sell nabumetone prior to the December 13, 2002 expiration of SB's nabumetone patent. As a result, on October 31, 1997 the Company was served with a summons and complaint in a patent infringement action entitled SmithKline Beecham Corporation and Beecham Group p.l.c. v. Copley Pharmaceutical, Inc. in the United States District Court for the District of Massachusetts. In their action, plaintiffs allege that because the Company seeks approval of its ANDA to engage in the commercial manufacture, use and sale of nabumetone as claimed in their patent before the patent's expiration, the Company has infringed their nabumetone patent. Plaintiffs seek damages and an injunction against approval of the Company's nabumetone ANDA and its sale of nabumetone prior to December 13, 2002. A trial tentatively has been scheduled to begin in October 1999. The manufacturer and supplier of the nabumetone that the Company has designated for use in its ANDA has agreed to defend the Company in this action and to indemnify the Company for any damages that might be assessed as a result of the Company's sale of nabumetone obtained from the manufacturer. Although the Company believes that this complaint is without merit and the Company has meritorious defenses to this action, there can be no assurance that the Company will prevail. A substantial damages award in this suit could have a material adverse effect on the Company.

Shareholder Derivative Action
On September 2, 1998, the Company was served as a nominal defendant in a shareholder derivative action against six of its nine current Directors. The lawsuit, which was brought by Great Neck Capital Appreciation Investment Partnership, the alleged owner of an unspecified number of Company shares, is pending in Norfolk County, Massachusetts Superior Court. On October 2, 1998, plaintiff filed a First Amended Shareholder Derivative Complaint that named HCCP Acquisition Corporation, Hoechst Corporation and Hoechst Aktiengesellschaft as additional defendants. The amended complaint's allegations include claims of alleged breach of fiduciary duty and alleged waste of corporate assets and seeks unspecified money damages and injunctive relief. According to the amended complaint, "Copley is named as a defendant herein solely in a derivative capacity. This action is brought on its behalf, and no claims are asserted against it." The Company is obligated to defend and indemnify the Director defendants and has put its directors and officers insurance carrier on notice of this claim. The Company has been served with motions to dismiss the amended complaint filed by the other defendants; these motions remain pending as of the date of this report.

Other Legal Proceedings
The Company has $8.0 million of estimated recall-related and legal contingency reserves accrued at December 31, 1998. These reserves reflect the Company's estimates of its exposure at December 31, 1998 in its various legal proceedings described above. Actual settlements amounts may differ from amounts estimated. In addition, the Company is from time to time subject to claims arising in the ordinary course of business. While the outcome of the claims cannot be predicted with certainty, management does not expect these matters to have a material adverse effect on the results of operations and financial condition of the Company.
L. Supplemental Cash Flow Information

The following provides additional information concerning disclosure of cash flow activities:

                                                             Year ended     Year ended     Year ended
                                                             December 31,   December 31,   December 31,
(In thousands)                                               1998           1997           1996
-------------------------------------------------------------------------------------------------------
Cash paid (received) during the period for:
     Interest                                                $  599         $ 374          $   241
     Income taxes                                            (1,700)         (163)          (5,062)
-------------------------------------------------------------------------------------------------------

M. Restructuring

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

N. Quarterly Financial Data (Unaudited)

                                                     Three-month periods ended                            Total
                                                 March 31,     June 30,       September 30,  December 31, December 31,
(In thousands, except per share data)            1998          1998           1998           1998         1998
----------------------------------------------------------------------------------------------------------------------
Net sales                                        $28,208       $34,727        $35,340        $ 35,222     $133,497
Gross profit                                       5,742         8,685          7,527          10,927       32,880
Recall related and litigation expenses               180            15            183             395          773
Net income (loss)                                    403         2,756          1,097           2,812        7,068
Net income (loss) per share                      $  0.02       $  0.14        $  0.06        $   0.15     $   0.37

                                                     Three-month periods ended                            Total
                                                 March 31,     June 30,       September 30,  December 31, December 31,
(In thousands, except per share data)            1997          1997           1997           1997         1997
----------------------------------------------------------------------------------------------------------------------
Net sales                                        $25,816       $25,500        $36,475        $ 33,692     $121,483
Gross profit                                       4,829         6,848         10,341           7,637       29,655
Recall related and litigation expenses               200         2,167            227           1,093        3,687
Net income (loss)                                   (363)       (1,514)         1,754             687          564
Net income (loss) per share                      $ (0.02)      $ (0.08)       $  0.09        $   0.04     $   0.03

Quarterly results are not an indication of future results.

O. Subsequent Events
In December 1998, the Company filed an ANDA for loratadine syrup which certified that two of Schering Corporation's patents relating to loratadine syrup were invalid, unenforceable and/or not infringed and that the Company was entitled to manufacture and sell loratadine syrup in 2002, following the expiration of one patent but prior to the expiration of two other of Schering's loratadine patents. As a result, on March 19, 1999, Schering filed a patent infringement action entitled Schering Corporation v. Copley Pharmaceutical, Inc. in the United States District Court for the District of Delaware. In its action, Schering alleges that because the Company seeks approval of its ANDA to engage in the commercial manufacture, use and sale of loratadine syrup prior to the expiration of two patents allegedly relating to loratadine syrup, the Company has infringed at least one of these patents. Schering seeks an injunction against approval of the Company's loratadine syrup ANDA and its sale of loratadine syrup prior to at least April 21, 2004. Although the Company believes that this complaint is without merit and the Company has meritorious defenses to this action, there can be no assurance that the Company will prevail. A substantial damages award in this suit could have a material adverse effect on the Company.
         In January 1999 the Company learned that it had been named as a defendant in a lawsuit entitled K-V Pharmaceutical Company v. Johnson H. Lim, Hoechst Corporation, and Copley Pharmaceutical, Inc. pending in the St. Louis, Missouri Circuit Court. Plaintiff alleges that the Company hired one of its former employees in contravention of an employment agreement between plaintiff and the individual and seeks actual damages in excess of $1 million as well as punitive damages and fees and expenses based on a variety of legal theories. Although the Company believes that this suit is without merit and the Company has meritorious defenses to this action, there can be no assurance that the Company will prevail. A substantial damages award in this suit could have a material adverse effect on the Company.

                           Copley Pharmaceutical, Inc.
                        REPORT OF INDEPENDENT ACCOUNTANTS

The Board of Directors and Shareholders
Copley Pharmaceutical, Inc.:

In our opinion, the accompanying consolidated balance sheet as of December 31, 1998 and the related consolidated statements of operations, shareholders' equity and cash flows present fairly, in all material respects, the financial condition of Copley Pharmaceutical, Inc. and its subsidiaries the ("Company") at December 31, 1998 and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above. The financial statements of the Company as of December 31, 1997 and for each of the two years in the period then ended were audited by other independent accountants whose report dated January 29, 1998 expressed an unqualified opinion on those statements.

                                                    PricewaterhouseCoopers LLP
Boston, Massachusetts
January 27, 1999, except as
to the information presented
in Note O for which the date
is March 29, 1999

The Board of Directors and Shareholders
Copley Pharmaceutical, Inc.:

We have audited the accompanying consolidated balance sheet of Copley Pharmaceutical, Inc. and subsidiaries (the "Company") as of December 31, 1997 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years in the two-year period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibilty is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and the significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Copley Pharmaceutical, Inc. and subsidiaries as of December 31, 1997 and the results of their operations and their cash flows for each of the years in the the two-year period ended December 31, 1997, in conformity with generally accepted accounting principles.

KPMG LLP
Providence, Rhode Island
January 29, 1998


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




Daniel M.P. Caron
Vice President, Chief Financial Officer and Treasurer

            ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                      ACCOUNTING AND FINANCIAL DISCLOSURES

KPMG LLP were previously the principal accountants for the Company. On November 19, 1998, that firm's appointment as principal accountants was terminated and PricewaterhouseCoopers LLP were engaged as principal accountants by the Company's Board of Directors.
         In connection with the audits for the years ended December 31, 1997 and 1996, and during the interim period from December 31, 1997, the date of the last audited consolidated financial statements, to November 19, 1998, the date of dismissal, there were no disagreements with KPMG LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to their satisfaction would have caused them to make reference in connection with their opinion to the subject matter of disagreement.
     The audit reports of KPMG LLP on the financial statements of Copley Pharmaceutical, Inc. as of and for the years ended December 31, 1997 and 1996 did not contain any adverse opinion or disclaimer of opinion.

                                    PART III

                ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE
                                   REGISTRANT

The information concerning directors and executive officers of the Company required under this Item is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of the Company's year ended December 31, 1998, under the headings "Occupations of Directors and Executive Officers" and "Management and Principal Shareholders."

                         ITEM 11: EXECUTIVE COMPENSATION

The information required under this Item is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of the Company's year ended December 31, 1998, under the heading "Compensation and Other Information Concerning Directors and Executive Officers."

                ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                              OWNERS AND MANAGEMENT

The information required under this Item is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of the Company's year ended December 31, 1998, under the heading "Management and Principal Shareholders."

             ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required under this Item is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of the Company's year ended December 31, 1998, under the heading "Certain Relationships and Related Transactions."

                                     PART IV

                ITEM 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULES
                             AND REPORTS ON FORM 8-K

(a)1. Consolidated Financial Statements
For the following financial information included herein see Part II. Item 8 Consolidated Balance Sheets as of December 31, 1998 and 1997 Consolidated Statements of Operations and Comprehensive Income for the
                years ended December 31, 1998, 1997 and 1996
         Consolidated Statements of Shareholders' Equity for the years ended December 31, 1998, 1997 and 1996 Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1997 and 1996 Notes to Consolidated Financial Statements Report of Independent Accountants

2. Financial Statement Schedules
Financial statement schedules are not submitted because they are not applicable, not required or because the information is included in the Consolidated Financial Statements or Notes to the Consolidated Financial Statements.

3. List of Exhibits
Exhibit No.       Description
--------------------------------------------------------------------------------
3.1      Amended and Restated  Certificate  of  Incorporation  of the Company,
         as amended.
3.2      Amended and Restated By-Laws of the Company.
10.3 Industrial Revenue Bond Agreements executed by the Company dated July 15, 1989.
10.4     1986 Incentive Stock Option Plan.
10.5     1990 Stock Plan.
10.6     Amended and Restated 1992 Stock Plan.
10.7     1992 Non-Employee Director Stock Plan.
l0.8     1992 Employee Stock Purchase Plan.
10.9     Employee Stock Ownership Plan.
10.10    Profit Sharing and 401(k) Savings Plan, as amended.
10.12 Form of Indemnity Agreement with Directors and Certain Officers. 10.13(b) Employment Agreement, dated as of October 8, 1993, between the Company and Jane C.I. Hirsh.
10.14(b) Form of Employment Agreement between the Company and certain employees.
10.16    Corporate Governance and Standstill  Agreement,  dated as of October 8,
         1993,  by  and  among  the  Company,   Hoechst  Celanese  and  HCCP
         Acquisition Corporation,  as amended.
10.18(b) Product Agreement, dated as of October 8, 1993, between Hoechst
         Celanese Corporation and the Company.
10.20(c) Amended and Restated Loan Agreement dated August 17, 1993 between
         Copley Pharmaceutical, Inc. and The First National Bank of Boston. 10.22(f) 1995 Non-Employee Director Stock Option Plan.
10.23(f) First Amendment to Amended and Restated Loan Agreement dated as of June
         29, 1995 by and between the Company and the First National Bank of Boston ("Bank of Boston").
10.24(f) First Amendment to Amended and Restated Promissory Note dated as of
         June 29, 1995 by and between the Company and Bank of Boston.
10.25(f) First Amendment to Reimbursement Agreement dated as of June 29, 1995 by and between the Company and Bank of Boston.
10.26(g) Agreement of Compromise and Settlement dated August 22, 1995.
10.27(g) Supplement to August 22, 1995 Agreement of Compromise and Settlement. 10.28(g) Escrow and Trust Agreement dated August 28, 1995.
10.29(g) Second Amendment to Amended and Restated Loan Agreement dated as of
         August 30, 1995 by and between the Company and Bank of Boston. 10.30(h) Stipulation of Compromise and Settlement dated November 17, 1995. 10.31(h) Third Amendment to Amended and Restated Loan Agreement dated as of
         March 25, 1996 by and between the Company and Bank of Boston.
10.32(i) Fourth Amendment to Amended and Restated Loan Agreement dated as of
         July 31, 1996 by and between the Company and Bank of Boston.

--------------------------------------------------------------------------------
Exhibit No.       Description
--------------------------------------------------------------------------------

10.33(i) Third Amendment to Amended and Restated Promissory Note dated as of
         July 31, 1996 by and between the Company and Bank of Boston.
10.34(j) Letter agreement between the Company and Hoechst Marion Roussel, Inc.
         relating to the employment for Ken E.Starkweather.
10.35(j) Fifth Amendment to Amended and Restated Promissory Note dated as of
         August 7, 1997 by and between the Company and Bank of Boston. 10.36(k)*Amended and Restated Glyburide Agreement effective January 1, 1997 by and between Hoechst Marion Roussel, Inc. and Copley Pharmaceutical, Inc.
10.37(k)*Amended and Restated Micronized Glyburide Agreement effective January
         1, 1997 by and between Hoechst Marion Roussel,Inc. and Copley Pharmaceutical, Inc.
10.38(k)*Pentoxifylline Agreement effective January 1, 1997 by and between
         Hoechst Marion Roussel, Inc. and Copley Pharmaceutical, Inc.
10.39(l) Plea Agreement dated May 27, 1997.
10.40(l) Criminal information
10.41(l) Agreement between the Company and the Food and Drug Administration. 10.41(*) Nabumetone Agreement
21       Subsidiaries of the Company
23.1     Consent of PricewaterhouseCoopers LLP
23.2     Consent of KPMG LLP

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

(b)Reports on Form 8-K
Form 8-K dated November 19, 1998 - Item 4: Change in Registrant's Certifying Accountant. The Company announced that it had terminated its relationship with KPMG LLP(KPMG) and has retained PricewatehouseCoopers LLP as its new independent accountants.

Form 8-KA dated November 19, 1998 - Item 4: Change in Registrant's Certifying Accountant. The Company announced that it had terminated its relationship with KPMG LLP(KPMG) and has retained PricewatehouseCoopers LLP as its new independent accountants.

No other reports on Form 8-K were filed during the last three months of the year ended December 31, 1998.

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

                                    Copley Pharmaceutical, Inc.

                                    By: /s/ Daniel L. Korpolinski
                                    Daniel L. Korpolinski
                                    President, CEO
                                    (principal executive officer)


                                    By: /s/ Daniel M. P. Caron
                                    Vice President, Chief Financial Officer and
                                    Treasurer



Date: March  30, 1999


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature                                            Title(s)                         Date
------------------------------------------------------------------------------------------------------------------------------------
/s/Daniel L. Korpolinski            President, CEO and Director                 March 30, 1999
------------------------            (principal executive officer)
Daniel L. Korpolinski

/s/Daniel M.P. Caron                Vice President, Chief Financial Officer     March 30, 1999
--------------------                and Treasurer (principal accounting officer)
Daniel M.P. Caron

/s/David A. Jenkins                 Chairman of the Board of Directors          March 30, 1999
-------------------
David A. Jenkins

/s/ Robert P. Cook                  Director                                    March 30, 1999
-------------------
Robert P. Cook

/s/ Jane C.I. Hirsh                 President of Copley Pharmaceutical          March 30, 1999
-------------------
Jane C.I. Hirsh                     International, Inc. and Director

/s/William K. Hoskins               Director                                    March 30, 1999
---------------------
William K. Hoskins

/s/ Kenneth N. Larsen               Director                                    March 30, 1999
---------------------
Kenneth N. Larsen

/s/ Charles T. Lay                  Director                                    March 30, 1999
------------------
Charles T Lay

/s/ Jess G. Thoene                  Director                                    March 30, 1999
------------------
Jess G. Thoene

/s/ Martin Zeiger                   Director                                    March 30, 1999
-----------------
Martin Zeiger
                                       38