Form 10-Q
period 1999-03-31
COPLEY PHARMACEUTICAL INC
filed 1999-05-17
CIK 829987

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 1999

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

                                 Yes X No_______

The number of shares outstanding of the registrant's only class of common stock as of April 30, 1999 was 19,217,658 shares.

                           COPLEY PHARMACEUTICAL, INC.
                                      INDEX
                    For the Three Months Ended March 31, 1999

                                                                PAGE NO.
PART I.              FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

        Condensed Consolidated Balance Sheets as of March 31,
          1999 and December 31, 1998                               3

        Condensed Consolidated Statements of Operations
          for the three months ended March 31, 1999 and            4
          1998

        Condensed Consolidated Statements of Cash Flows
          for the three months ended March 31, 1999 and 1998       5

        Notes to Condensed Consolidated Financial Statements    6 - 10

Item 2. Management's Discussion and Analysis of Results of
          Operations and Changes in Financial Condition         11 - 15

Item 3. Quantatative and Qualitative Disclosures about            15
          Market Risk

PART II.                            OTHER INFORMATION

Item 1. Legal Proceedings                                         16

Item 6. Exhibits and Reports on Form 8-K                          16

        Signature                                                 17

                          PART 1. FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

                           COPLEY PHARMACEUTICAL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                           March 31,        December 31,
 (In thousands, except share data)                                            1999              1998
 ----------------------------------------------------------------------------------------------------------
 ASSETS                                                                  (Unaudited)
 Current assets:
     Cash and cash equivalents                                         $       13,102  $         13,016
     Available-for-sale securities                                             30,248            30,206
     Accounts receivable, trade, net                                           26,308            33,945
     Inventories:
         Raw materials                                                         12,576            10,771
         Work in process                                                        3,928             3,207
         Finished goods                                                         7,365             8,463
                                                                          ------------   ---------------
     Total inventories                                                         23,869            22,441
     Current deferred tax assets                                                5,546             5,528
     Other current assets                                                       5,214             4,742
                                                                          ------------   ---------------
         Total current assets                                                 104,287           109,878

 Property, plant and equipment, net                                            42,096            42,800
 Due from related party                                                         2,107             2,107
 Other assets                                                                     564               580
                                                                          ------------   ---------------
 Total assets                                                          $      149,054  $        155,365
                                                                          ------------   ---------------

 LIABILITIES AND SHAREHOLDERS' EQUITY Current liabilities:
     Accounts payable, trade                                           $        5,025  $          3,703
     Accounts payable, related party                                            9,784            12,382
     Current portion of long-term debt                                            300               300
     Accrued compensation and benefits                                          1,202             2,175
     Accrued rebates                                                            6,582             8,037
     Accrued income taxes                                                         277             3,527
     Accrued recall related and litigation expenses                             8,239             8,010
     Accrued expenses                                                             472               618
                                                                          ------------   ---------------
         Total current liabilities                                             31,881            38,752

 Accrued compensation and benefits                                                100                98
 Deferred tax liabilities                                                       3,615             3,711
 Long-term debt                                                                 4,500             4,500
 Litigation and Contingencies (Note C)
                                                                          ------------   ---------------
 Total liabilities                                                             40,096            47,061

 Shareholders' equity:
     Preferred stock, $.01 par value; authorized 3,000,000 shares;
         none issued                                                              ---               ---
     Common stock, $.01 par value; authorized 60,000,000 shares;
         issued 25,370,745 shares                                                 254               254
     Additional paid-in capital                                                78,459            78,340
     Unrealized holding gain on available-for-sale securities                      22                35
     Retained earnings                                                         42,738            42,201
     Treasury stock, at cost, 6,153,763 and 6,178,168 shares
         respectively                                                         (12,515)          (12,526)
                                                                          ------------    --------------
         Total shareholders' equity                                           108,958           108,304
                                                                          ------------    --------------
 Total liabilities and shareholders' equity                            $      149,054   $       155,365
                                                                          ------------    --------------

     The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

                           COPLEY PHARMACEUTICAL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                               (Unaudited)
                                                                       For the three months ended
                                                                                March 31,
     (In thousands, except per share data)                       1999                   1998
                                                             --------------         --------------

     Net sales:
         Manufactured products                            $         19,284          $      16,194
         Distributed products                                        7,006                 12,014
                                                             --------------         --------------
             Net sales                                              26,290                 28,208

     Cost of goods sold:
         Manufactured products                                      13,718                 13,028
         Distributed products                                        5,598                  9,439
                                                             --------------         --------------
             Cost of goods sold                                     19,316                 22,467
                                                             --------------         --------------
                 Gross profit                                        6,974                  5,741

     Operating expenses:
        Research and development                                     2,881                  2,622
        Selling, marketing and distribution                          1,000                  1,261
        General and administrative                                   2,410                  1,283
        Recall related and litigation                                   92                    179
                                                             --------------         --------------
              Income from operations                                   591                    396

     Interest and other investment income                              422                    430
     Interest expense                                                 (106)                  (162)
     Other income (expenses), net                                      (20)                   (91)
                                                             --------------         --------------
             Income before income taxes                                887                    573
     Provision for income taxes                                        350                    170
                                                             --------------         --------------
     Net income                                           $            537          $         403
                                                             --------------         --------------
     Other comprehensive income (loss), net of taxes
           Unrealized gains (loss) on securities                       (13)                     6
           Less: reclassification adjustment for gains
                    included in net income                             ---                     (2)
                                                             --------------         --------------
     Comprehensive income                                 $            524          $         407
                                                             --------------         --------------

     Weighted average common shares outstanding:
           Basic                                                    19,215                 19,153
           Diluted                                                  19,488                 19,251

     Earnings per share:
           Basic                                                     $0.03                  $0.02
           Diluted                                                   $0.03                  $0.02

            The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

                           COPLEY PHARMACEUTICAL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                     (Unaudited)
                                                                              For the three months ended
                                                                                      March 31,
  (In thousands)                                                               1999                1998
                                                                           --------------      -------------

 Cash flows from operating activities:
     Net income                                                          $          537       $         403
     Adjustments to reconcile net income to net cash provided by
         (used in) operating activities:
         Depreciation and amortization                                            1,578               1,755
         Losses (gains) on sales of assets                                          (20)                 (2)
         Change in deferred taxes                                                  (114)                771
     Changes in operating assets and liabilities:
        Decreases (increases) in assets:
           Accounts receivable                                                    7,637               2,088
           Inventories                                                           (1,428)             (3,284)
           Other current assets                                                    (472)             (3,753)
           Other assets, net of amortization                                        (20)                (17)
        Increases (decreases) in liabilities:
           Accounts payable                                                      (1,276)              5,160
           Accrued income taxes                                                  (3,250)              1,099
           Accrued expenses                                                      (2,343)             (3,442)
                                                                            ------------        ------------
              Net cash provided by (used in) operating activities                   829                 778
                                                                            ------------        ------------

 Cash flows from investing activities:
     Capital expenditures                                                          (750)               (931)
     Purchases of available-for-sale securities                                  (5,525)             (6,784)

     Proceeds from sales of available-for sale securities                           ---               1,910
     Proceeds from maturities of available-for-sale securities                    5,382               2,190
     Proceeds from sales of property, plant and equipment                            20                 ---
                                                                            ------------        ------------
              Net cash provided by (used in) investing activities                  (873)             (3,615)
                                                                            ------------        ------------

 Cash flows from financing activities:
    Stock option exercise                                                            19                 ---
    Proceeds from issuance of common stock to Employee Stock Purchase Plan          111                  90
                                                                            ------------        ------------
             Net cash provided by (used in) financing activities                    130                  90
                                                                            ------------        ------------

 Net increase (decrease) in cash and cash equivalents                                86              (2,747)
 Cash and cash equivalents at beginning of period                                13,016              13,847
                                                                            ------------        ------------
 Cash and cash equivalents at end of period                              $       13,102       $      11,100
                                                                            ------------        ------------

         The   accompanying   notes  are  an  integral  part  of  the  Condensed
Consolidated Financial Statements.

                           COPLEY PHARMACEUTICAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    For the three months ended March 31, 1999


 Note A - General

In the opinion of Copley Pharmaceutical, Inc. ("the Company"), the accompanying condensed consolidated financial statements contain all normal and recurring adjustments necessary to present fairly the financial position of the Company as of March 31, 1999 and December 31, 1998, the results of its operations and its cash flows for the three months ended March 31, 1999 and 1998. While the Company believes that the disclosures presented are adequate to make the information not misleading, these consolidated financial statements should be read in conjunction with the Notes included in the Company's Form 10-K for the year ended December 31, 1998. The results for the three-month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for any future period.

The Company's quarterly and annual operating results are affected by a wide variety of factors that could have a material adverse effect on the Company's business, financial condition, results of operations and stock price. Statements in this Report on Form 10-Q which are not historical facts, so-called "forward-looking statements", are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that all forward-looking statements involve risks and uncertainties, including those detailed in the Company's filings with the Securities and Exchange Commission. See, for example, "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors and Future Trends" contained in the Company's Annual Report or Form 10-K for the year ended December 31, 1998.

There were 196,154 and 497,589 options outstanding at March 31, 1999 and 1998, respectively, that were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares and their inclusion would be antidilutive.

Note B - Related Party Transactions


On July 18, 1995, HC completed its purchase of Marion Merrell Dow Inc.("MMD") and changed MMD's name to Hoechst Marion Roussel, Inc.("HMRI").

In connection with HC's acquisition of its majority interest in the Company, the Company is a party to a Product Agreement with HC pursuant to which the Company is afforded the opportunity under specified conditions to distribute and market the generic version of products sold by Hoechst-Roussel Pharmaceuticals Inc. ("HRPI"), which was an indirect majority-owned subsidiary of HC. This Product Agreement will expire June 1, 1999. On January 1, 1996, HRPI was merged into HMRI. HMRI agreed to be bound by the Product Agreement to the extent that HRPI was bound; that is, the Product Agreement continues to be in effect for products manufactured by the former HRPI but not for products manufactured by HMRI prior to the merger with HRPI nor for products developed by HMRI after January 1, 1996. In furtherance of the Product Agreement, the Company and HMRI entered into separate contracts relating to specific products as these products became available for generic distribution and these separate contracts now continue in effect beyond the expiration of the Product Agreement. For the three months ended March 31, 1999 and 1998, approximately $5.8 million and $9.0 million, respectively, of generic versions of products were purchased from HMRI under this Product Agreement.

The Company obtains its comprehensive general liability, product liability, umbrella liability and all risks property insurance coverage through an insurance and risk-sharing arrangement with HC and its parent, Hoechst AG, and its various subsidiaries. Insurance coverage is provided by HC, through its wholly-owned insurance subsidiary, as well as by external parties. The Company's total insurance expense for these insurance policies was approximately $1.1 million for each of the three month periods ended March 31, 1999 and 1998.

                           COPLEY PHARMACEUTICAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    For the three months ended March 31, 1999

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

                           COPLEY PHARMACEUTICAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    For the three months ended March 31, 1999

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

Grand Jury Investigation

On May 28, 1997, the Company announced that it had entered into a plea agreement pursuant to which it agreed to waive indictment and plead guilty to a one count Information charging a violation of Title 18, United States Code, Section 371, a conspiracy to defraud the United States and one of its agencies, the Food and Drug Administration ("FDA"). The Information alleged that Copley made changes in the manufacturing processes for four drugs (only two of which, procainamide 500 mg tablets and potassium chloride tablets, currently are being manufactured by the Company) without proper notification to the FDA and signed false batch records with respect to two of these drugs. As part of the plea agreement, the Company agreed to pay a fine of $10.65 million, $7.1 million of which has been paid with the remaining $3.55 million due in June 1999. The plea was accepted by the United States District Court for the District of Massachusetts on June 19, 1997.

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

Also on May 28, 1997 the Company announced that it had entered into an agreement with the FDA providing for an independent audit of 20 of Copley's ANDAs. The Company is cooperating fully with the FDA, and the independent audit commenced in July, 1997 and has been substantially completed. The FDA has agreed that during this audit it will continue to review the Company's pending ANDAs, accept new ANDAs from the Company and, where appropriate, approve Copley's ANDAs.

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

                           COPLEY PHARMACEUTICAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    For the three months ended March 31, 1999

Shareholder Derivative Actions

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

On May 10, 1999, the Company learned of the filing in the New Castle County, Delaware Court of Chancery of a shareholder derivative action entitled Parnes v. Hoechst Corp. The Company is named as a nominal defendant; amongst the other defendants are five current directors of the Company. The Complaint alleges various breaches of duty by Hoechst and the named individuals defendants and seeks unspecified damages and equitable remedies, including an accounting from Hoechst and the appointment of a custodian or receiver.

Schering Corporation Lawsuit

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

K-V Pharmaceutical Company Lawsuit

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

Other Legal Proceedings

The Company has $8.2 million of estimated recall related and legal contingency reserves accrued at March 31, 1999. These reserves reflect the Company's estimate of its exposure at March 31, 1999 in its various legal proceedings described above. Actual settlement amounts may differ from amounts estimated. In addition, the Company from time to time is subject to claims arising in the ordinary course of business. While the outcome of the claims cannot be predicted with certainty, management does not expect these matters to have a material adverse effect on the results of operations and financial condition of the Company.

                           COPLEY PHARMACEUTICAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    For the three months ended March 31, 1999

Note D - Debt

At March 31, 1999, the Company had $11.7 million in stand-by letters of credit related to the Albuterol Settlement Trust Fund outstanding under this working capital line of credit agreement. Refer to Note C of the Notes to Consolidated Financial statements for further discussion of the Settlement Agreement.

                           COPLEY PHARMACEUTICAL, INC.
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
                         CHANGES IN FINANCIAL CONDITION

Item 2. Management's Discussion and Analysis of Results of Operations and Changes in Financial Condition

Results of Operations

Net Sales
--------------------------------------------------------------
                               Quarter ended
                                 March 31,
In thousands                   1999         1998      Change
--------------------------------------------------------------

Manufactured products       $19,284      $16,194        19.1%
Distributed products          7,006       12,014       (41.7)%
                         -----------  -----------
     Net sales              $26,290      $28,208        (6.8)%
--------------------------------------------------------------

Net sales for the first quarter of 1999 were $26.3 million, a decrease of $1.9 million, or 6.8%, from the same period in 1998. Manufactured products net sales increased 19.1% to $19.3 million as compared to $16.2 for the same period in 1998. The increase was due primarily to the launch of new manufactured products in the fourth quarter of 1998. Distributed products net sales decreased 41.7% to $7.0 million as compared to $12.0 million for the same period in 1998. This decrease resulted mainly from continued price erosion accross the distributed product line.

Gross Profit
-------------------------------------------------------------
                                 Quarter ended
                                   March 31,
In thousands                   1999         1998      Change
-------------------------------------------------------------

Manufactured products        $5,566       $3,166        75.8%
   As a % of manufactured
   products net sales          28.9%        19.6%

Distributed products         $1,408       $2,575       (45.3)%
   As a % of distributed
   products net sales          20.1%        21.4%

Gross profit                 $6,974       $5,741        21.5%
   As a % of net sales         26.5%        20.4%
-------------------------------------------------------------

The Company's gross profit was $7.0 million or 26.5% of net sales for the first quarter of 1999 compared to $5.7 million or 20.4% of net sales for the same period of 1998. The higher 1999 gross margin resulted from the higher margins realized on the new manufactured products, a more favorable manufacturing plant utilization and a favorable mix of higher margin manufactured products.

Operating Expenses
-------------------------------------------------------------
                                 Quarter ended
                                   March 31,
In thousands                   1999         1998      Change
-------------------------------------------------------------

Research and
  development                $2,881       $2,622         9.9%
    As a % of manufactured
    products net sales         14.9%        16.2%
Selling, marketing and
   distribution              $1,000       $1,261      (20.7)%
     As a % of net sales        3.8%         4.5%
General and
   administrative            $2,410       $1,283        87.8%
     As a % of net sales        9.2%         4.5%
Recall related and
   litigation                  $ 92        $ 179      (48.6)%
     As a % of net sales        0.3%         0.6%
-------------------------------------------------------------

                           COPLEY PHARMACEUTICAL, INC.
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
                         CHANGES IN FINANCIAL CONDITION

General and administrative expenses increased 87.8% to $2.4 million for the first quarter of 1999 as compared to $1.3 million for the same period of 1998. Included in this increase are costs associated with the Company's Year 2000 readiness program, higher personnel costs and legal fees, including those associated with new patent litigation and a shareholder derivative lawsuit. Refer to Note C of the Notes to Condensed Consolidated Financial statements for further discussion of these items.

On May 7, 1999, Local 379 of the Teamsters Union was choosen by certain employees of the Company's South Boston manufacturing facility to be the representative for purposes of collective bargining.

Recall related and litigation expenses for the first quarter of 1999 and 1998 were primarily comprised of uninsured legal expenses incurred by the Company for representation in its various legal proceedings at this 15 employee location.

Interest and Other Income (Expenses)
------------------------------------------------------------
                                Quarter ended
                                  March 31,
In thousands                   1999         1998      Change
------------------------------------------------------------

Interest and other
   investment income           $422        $ 430        (1.9)%
Interest expense               (106)        (162)      (34.6)%
Other income (expenses)         (20)         (91)      (78.0)%
-------------------------------------------------------------
Interest and other investment income decreased to $422,000 for the first quarter of 1999 as compared to $430,000 for the same period of 1998 due to decreased rates of return on investments.

Interest expense decreased primarily due to the decrease of accrued interest relating to installments payable under the Company's plea agreement. Refer to Note C of the Notes to Condensed Consolidated Financial Statements for further discussion of the plea agreement with the U.S. Attorney.


Tax Expense (Benefit) and Net Income (Loss)
------------------------------------------------------------
                               Quarter ended
                                 March 31,
In thousands                   1999         1998
-------------------------------------------------------------

Income tax expense
   (benefit)                   $350         $170
Effective tax rate             39.5 %       29.7%
Net income (loss)              $537         $403

-------------------------------------------------------------
The net income for the quarter was $0.5 million or $0.03 per share compared to a net income of $0.4 million or $0.02 per share for the first quarter of 1998.

The effective tax rate increased to 39.5% at March 31, 1998 from 29.7% in the prior year comparable period due primarily to lower forecasted permanent deductions during the current period.

Changes in Financial Condition

Capital Resources and Liquidity
----------------------------------------------------------
                              March 31,      December 31,
In thousands                       1999              1998
----------------------------------------------------------

Cash and short-term
   investments                  $43,350           $43,222
Working capital                  72,406            71,126
Long-term debt                    4,800             4,800
Shareholders' equity            108,958           108,304
----------------------------------------------------------
Working capital increased $1.3 million from $71.1 million at December 31, 1998 to $72.4 million at March 31, 1999 primarily due to net income from operations adjusted for non-cash expenditures.

The Company has a working capital line of credit agreement that provides a maximum borrowing capacity of $30.0 million. At March 31, 1999, the Company had $11.7 million of stand-by letters of credit issued under this line of credit. These stand-by letters of credit were obtained by the Company pursuant to the requirements of the Albuterol Settlement Trust Fund to cover its uninsured obligation. Recourse to the letters of credit are contingent on the number of claims filed within certain categories and will not occur until all claims are processed and settlement amounts are recommended by the Special Master. Refer to Note C of the Notes to Condensed Consolidated Financial Statements for further discussion of the plea agreement with the U.S. Attorney.

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

Embedded Systems
The Company is continuing with its assessment of its mission critical embedded systems such as production equipment, facility control systems, and quality control and research and development instrumentation. Specifically, working with an outside consultant in the first quarter, the Company completed a pilot program in which two products were selected for evaluation of the equipment and instruments used in their processes. These pilot tests included inventory assessment, compliance testing and, where indicated, remediation planning on selected mission critical embedded systems. The Company is utilizing the pilot design methodology to complete its Y2K compliance program on the remainder of the Company's mission critical embedded systems. The Company expects to complete this embedded systems testing phase by the end of the second quarter of 1999. Remediation steps arising from the Y2K readiness testing program are being initiated as appropriate. The Company's strategy is to continue to focus on mission critical systems first. Beyond the embedded system Y2K testing pilot program and the testing program modeled after these pilots, the Company has sent Y2K compliance inquiries to the vendors of these embedded systems, is tracking responses to its inquiries and, depending on vendor response, is securing compliance information through direct contact with the manufacturer or through research on the manufacturer's web page. The Company expects to have completed its efforts to secure documented compliance information by the conclusion of its testing program on mission critical systems by the end of the second quarter of 1999. After the Company has completed its critical embedded systems testing, it plans to expand its inventory assessment and compliance testing to less critical systems.

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

                           COPLEY PHARMACEUTICAL, INC.
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
                         CHANGES IN FINANCIAL CONDITION


The Company continues to contact its key bulk chemical and packaging suppliers to determine their Y2K compliance status. As with certain of its equipment, the Company cannot change suppliers of bulk active ingredients unless the alternative supplier has been approved through the FDA regulatory process. Where possible, the Company tries to qualify two or more sources of supply. However, certain of the Company's current and future products will depend on a sole source of raw material supply. Should one or more of these sole source suppliers become unable to deliver product in a timely manner due to the Y2K Issue, the Company would need to identify and qualify a new source of supply. This process would likely involve significant delays and cost and could have a material adverse effect on the Company. In addition, the Company continues to contact significant customers to determine their progress towards Y2K compliance and to identify issues, if any, which might develop because of customers' failure to be prepared for Y2K. In the event issues are identified, the Company expects to try to develop procedures to permit the Company to continue to supply the customer despite Y2K. The Company has been assured by its key financial institutions that they are currently Y2K compliant or will be Y2K compliant in early 1999.

Year 2000 Costs and Expenses
The Company's policy continues to be to expense all costs related to Y2K compliance unless the useful life of the technological asset is extended or increased, in which case the Company will capitalize that cost. For 1999 the Company anticipates expenses relating to Y2K to include key personnel costs, consultant engagements, software and hardware accommodations, data entry and business partner communications. Based on currently available information, the Company believes that these expenses will not exceed $500,000 and will be funded through operations. Until the testing is completed on mission critical systems in the Company's IT and Embedded Systems operations, the potential costs for any associated remediation cannot be calculated and is not included in the $500,000. If unforeseen compliance efforts are required or if present compliance efforts are not completed on time, or if the cost of any required updating, modification or replacement of the Company's systems or equipment exceeds the Company's estimates, Y2K could result in material costs and have a material adverse effect on the Company. For the quarter ended March 31, 1999, the expenses related to Y2K were approximately $205,000 and consisted mainly of consulting fees and internal payroll costs.

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

       ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has three forms of debt which are subject to interest rate risk. They are the industrial revenue bonds, the working capital line of credit and the outstanding letters of credit. The rates on all three instruments are variable and fluctuate with the prime rate of interest charged by the respective bank. Carrying value of these instruments which approximates fair value is $4.8 million and principal is payable as follows; $300,000 for each of the next five years and $3.3 million thereafter. Interest is payable monthly and interest expense could be substantially higher if prime rate was to increase in future periods. The bank's prime rate was 7.75% at March 31, 1999.

PART II.  OTHER INFORMATION

Item 1.                               Legal Proceedings

See descriptions of legal proceedings in Note C of Notes to Condensed Consolidated Financial Statements in Part I of this Form 10-Q, which are hereby incorporated by reference herein.

Item 6.       Exhibits and Reports on Form 8-K

                  (a) Exhibits
                       None

                  (b) Reports on Form 8-K
                        Form 8-K dated February 3, 1999 - Item 5: Other Events. The Company announced that Charles T.Lay joined its Board of Directors on February 3, 1999.

                       No other  reports on Form 8-K were filed during the three
                        months ended March 31, 1999.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


          Signature                         Title                      Date


/s/  Daniel M.P. Caron          Vice President-Finance, Chief      May 17, 1999
-------------------------     Financial Officer and Treasurer
      Daniel M.P. Caron      (principal financial and principal
                                    accounting officer)