Form 10-Q
period 1999-06-30
COPLEY PHARMACEUTICAL INC
filed 1999-08-09
CIK 829987

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1999

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

                                 Yes X No_______

The number of shares outstanding of the registrant's only class of common stock as of August 2, 1999 was 19,343,766 shares.

                           COPLEY PHARMACEUTICAL, INC.
                                      INDEX
                     For the Six Months Ended June 30, 1999

                                                                      PAGE NO.
PART I.                                     FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

         Condensed Consolidated Balance Sheets as of June 30,
           1999 and December 31, 1998                                     3

         Condensed Consolidated Statements of Operations
           for the three and six months ended June 30, 1999 and 1998      4

         Condensed Consolidated Statements of Cash Flows
           for the six months ended June 30, 1999 and 1998                5

         Notes to Condensed Consolidated Financial Statements          6 - 10

Item 2.  Management's Discussion and Analysis of Results of
           Operations and Changes in Financial Condition              11 - 16

Item 3.  Quantitative and Qualitative Disclosures about Market Risk      17

PART II.                             OTHER INFORMATION

Item 1.  Legal Proceedings                                               18

Item 4.  Submission of Matters to a Vote of Security Holders             18

Item 6.  Exhibits and Reports on Form 8-K                                18

         Signature                                                       19

                          PART 1. FINANCIAL INFORMATION

               Item 1. Condensed Consolidated Financial Statements

                           COPLEY PHARMACEUTICAL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                            June 30,        December 31,
 (In thousands, except share data)                                            1999              1998
 ----------------------------------------------------------------------------------------------------------
 ASSETS                                                                  (Unaudited)
 Current assets:
     Cash and cash equivalents                                         $        1,846      $     13,016
     Available-for-sale securities                                             30,758            30,206
     Accounts receivable, trade, net                                           26,137            33,945
     Inventories:
         Raw materials                                                         14,164            10,771
         Work in process                                                        3,996             3,207
         Finished goods                                                         8,519             8,463
                                                                       ---------------     -------------
     Total inventories                                                         26,679            22,441
     Current deferred tax assets                                                5,363             5,528
     Other current assets                                                       2,442             3,161
                                                                       ---------------     -------------
         Total current assets                                                  93,225           108,297

 Property, plant and equipment, net                                            41,483            42,800
 Due from related party                                                         2,107             2,107
 Other assets                                                                   3,200             2,161
                                                                       ---------------     -------------
 Total assets                                                          $      140,015  $        155,365
                                                                       ---------------     -------------

 LIABILITIES AND SHAREHOLDERS' EQUITY Current liabilities:
     Accounts payable, trade                                           $        3,583  $          3,703
     Accounts payable, related party                                            4,224            12,382
     Current portion of long-term debt                                            300               300
     Accrued compensation and benefits                                          1,902             2,175
     Accrued rebates                                                            6,495             8,037
     Accrued income taxes                                                         810             3,527
     Accrued recall related and litigation expenses                             4,352             8,010
     Accrued expenses                                                             320               618
                                                                       ---------------     -------------
         Total current liabilities                                             21,986            38,752

 Accrued compensation and benefits                                                103                98
 Deferred tax liabilities                                                       3,519             3,711
 Long-term debt                                                                 4,500             4,500
 Commitments and contingencies (Note C)
                                                                       ---------------     -------------
  Total liabilities                                                             30,108            47,061

 Shareholders' equity:
     Preferred stock, $.01 par value; authorized 3,000,000 shares;
         none issued                                                              ---               ---
     Common stock, $.01 par value; authorized 60,000,000 shares;
         issued 25,370,745 shares                                                 254               254
     Additional paid-in capital                                                78,501            78,340
     Accumulated other comprehensive income                                       (37)               35
     Retained earnings                                                         43,700            42,201
     Treasury stock, at cost, 6,146,467 and 6,178,168 shares
         outstanding, respectively                                            (12,511)          (12,526)
                                                                       ---------------     -------------
         Total shareholders' equity                                           109,907           108,304
                                                                       ---------------     -------------
 Total liabilities and shareholders' equity                            $      140,015   $       155,365
                                                                       ---------------     -------------

         The   accompanying   notes  are  an  integral  part  of  the  Condensed
Consolidated Financial Statements.

                           COPLEY PHARMACEUTICAL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                 (Unaudited)                                                                               (Unaudited)
          For the three months ended                                                                For the six months ended
                   June 30,                                                                                 June 30,
         1999                   1998               (In thousands, except per share data)        1999                  1998
     --------------         --------------                                                 ---------------        --------------
                                                   Net sales:
 $          20,049        $        18,924             Manufactured products              $         39,333       $        35,118
             4,475                 15,803             Distributed products                         11,481                27,817
     --------------         --------------                                                 ---------------        --------------
            24,524                 34,727                  Net sales                               50,814                62,935

                                                   Cost of goods sold:
            11,732                 13,693             Manufactured products                        25,450                26,721
             3,622                 12,349             Distributed products                          9,220                21,788
     --------------         --------------                                                 ---------------        --------------
            15,354                 26,042                  Cost of goods sold                      34,670                48,509

             9,170                  8,685                      Gross profit                        16,144                14,426

                                                   Operating expenses:
             4,210                  2,228             Research and development                      7,091                 4,850
             1,091                  1,164             Selling, marketing and distribution           2,091                 2,425
             2,379                  1,496             General and administrative                    4,789                 2,779
               (28)                    15             Recall related and litigation, net               64                   194
     --------------         --------------                                                 ---------------        --------------
             1,518                  3,782                  Income from operations                   2,109                 4,178

               464                    476          Interest and other investment income               886                   906
               (82)                  (157)         Interest expense                                  (188)                 (319)
              (318)                    15          Other income (expense), net                       (338)                  (76)
     --------------         --------------                                                 ---------------        --------------
             1,582                  4,116               Income before income taxes                  2,469                 4,689

               620                  1,360          Provision for income taxes                         970                 1,530
     --------------         --------------                                                 ---------------        --------------
 $             962        $         2,756          Net income                            $          1,499       $         3,159
     --------------         --------------                                                 ---------------        --------------
                                                   Other comprehensive income, net of taxes
               (59)                     5             Unrealized gains (loss) on securities           (72)                   11
                                                      Less: reclassification adjustment
               ---                    ---                   for gains included in net inc             ---                    (2)
     --------------         --------------                                                 ---------------        --------------
 $             903        $         2,761          Comprehensive income                  $          1,427       $         3,168
     --------------         --------------                                                 ---------------        --------------

                                                   Weighted    average    common
                                                       shares outstanding:
            19,219                 19,154                Basic                                     19,217                19,153
            19,459                 19,243                Diluted                                   19,469                19,246

                                                   Earnings per share:
             $0.05                  $0.14                Basic                                      $0.08                 $0.16
             $0.05                  $0.14                Diluted                                    $0.08                 $0.16

        The   accompanying   notes  are  an  integral   part  of  the  Condensed
Consolidated Financial Statements.

                           COPLEY PHARMACEUTICAL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                     (Unaudited)
                                                                               For the six months ended
                                                                                       June 30,
  (In thousands)                                                               1999                1998
                                                                           --------------      -------------

 Cash flows from operating activities:
     Net income                                                          $        1,499       $       3,159
     Adjustments to reconcile net income to net cash provided by
         (used in) operating activities:
         Depreciation and amortization                                            3,121               3,521
         Realized losses (gains) on sales of assets                                 (20)                  4
         Change in deferred taxes                                                   (27)               (602)
     Changes in operating assets and liabilities:
        Decreases (increases) in assets:
           Accounts receivable                                                    7,808              (4,015)
           Inventories                                                           (4,238)             (5,220)
           Other current assets                                                     719              (1,905)
           Other assets, net of amortization                                     (1,109)                (20)
        Increases (decreases) in liabilities:
           Accounts payable                                                      (8,278)              6,887
           Accrued income taxes                                                  (2,717)              3,832
           Accrued expenses                                                      (5,766)             (5,000)
                                                                            ------------        ------------
              Net cash provided by (used in) operating activities                (9,008)                641
                                                                            ------------        ------------

 Cash flows from investing activities:
     Capital expenditures                                                        (1,609)             (1,664)
     Purchases of available-for-sale securities                                  (7,860)             (9,790)
     Proceeds from sales of available-for-sale securities                           ---               2,410
     Proceeds from maturities of available-for-sale securities                    7,111               7,440
     Proceeds from sales of property, plant and equipment                            20                 ---
                                                                            ------------        ------------
              Net cash provided by (used in) investing activities                (2,338)             (1,604)
                                                                            ------------        ------------

 Cash flows from financing activities:
     Proceeds from stock option exercises                                            65                 ---
     Issuance of common stock to Employee Stock Purchase Plan                       111                  90
                                                                            ------------        ------------
             Net cash provided by (used in) financing activities                    176                  90
                                                                            ------------        ------------

 Net increase (decrease) in cash and cash equivalents                           (11,170)               (873)
 Cash and cash equivalents at beginning of period                                13,016              13,847
                                                                            ------------        ------------
 Cash and cash equivalents at end of period                              $        1,846       $      12,974
                                                                            ------------        ------------

         The   accompanying   notes  are  an  integral  part  of  the  Condensed
Consolidated Financial Statements.

                           COPLEY PHARMACEUTICAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     For the six months ended June 30, 1999

Note A-General

The accompanying condensed consolidated financial statements are unaudited but contain all normal and recurring adjustments necessary to present fairly the financial position of the Company as of June 30, 1999 and December 31, 1998 and the results of its operations and its cash flows for the three and six months ended June 30, 1999 and 1998. The year-end condensed balance sheet data was derived from audited financial statememts but does not include all disclosures required by generally accepted accounting principles. These consolidated financial statements should be read in conjunction with the Notes included in the Company's Form 10-K for the year ended December 31, 1998. The results for the three-month and six-month period ended June 30, 1999 are not necessarily indicative of the results that may be expected for any future period.

There were 509,729 and 507,588 options outstanding at June 30, 1999 and 1998, respectively, that were not included in the computation of diluted earnings per share the options' exercise prices were greater than the average market price of the common shares and their inclusion would be antidilutive.

Note B - Related Party Transactions

On July 18, 1995, Hoechst Corporation ("HC"), the Company's 51% fully diluted shareholder, completed its purchase of Marion Merrell Dow, Inc. ("MMD") and changed MMD's name to Hoechst Marion Roussel, Inc. ("HMRI").

In connection with HC's acquisition of its majority interest in the Company, the Company is a party to a Product Agreement with HC pursuant to which the Company is afforded the opportunity under specified conditions to distribute and market the generic version of products sold by Hoechst-Roussel Pharmaceuticals Inc. ("HRPI"), which was an indirect majority-owned subsidiary of HC. This Product Agreement expired June 1, 1999. On January 1, 1996, HRPI was merged into HMRI. HMRI agreed to be bound by the Product Agreement to the extent that HRPI was bound; that is, the Product Agreement continues to be in effect for products manufactured by the former HRPI but not for products manufactured by HMRI prior to the merger with HRPI nor for products developed by HMRI after January 1, 1996. In furtherance of the Product Agreement, the Company and HMRI entered into separate contracts relating to specific products as these products became available for generic distribution and these separate contracts now continue in effect beyond the expiration of the Product Agreement. For the six months ended June 30, 1999 and 1998, approximately $9.2 million and $21.6 million, respectively, of generic versions of products were purchased from HMRI under this Product Agreement.

The Company obtains its comprehensive general liability, product liability, excess liability and all risks property insurance coverage through an insurance and risk-sharing arrangement with HC and its parent, Hoechst Aktiengesellschaft ("Hoechst AG"), and its various subsidiaries. Insurance coverage is provided by HC through its wholly-owned insurance subsidiary, as well as by external parties. The Company's total insurance expense for these insurance policies was approximately $2.3 million, for each of the six month periods ended June 30, 1999 and 1998.

                           COPLEY PHARMACEUTICAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     For the six months ended June 30, 1999

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

The settlement agreement requires the $150 million maximum contribution to be funded by a non-refundable $65 million cash deposit and issuance of letters of credit for the remaining balance, to be held by the Albuterol Settlement Trust Fund as security for potential future payments. The Company negotiated agreements with its insurers pursuant to which the Company and its insurers have agreed to pay defined percentages of required settlement payments and related expenses. The minimum contribution of $65 million to the class action settlement has been funded by cash contributions from the Company ($7.35 million) and its insurers ($57.65 million). Most of the remaining balance of the $150 million maximum contribution was secured either by a $21 million cash deposit made pursuant to court order by the Company ($3.15 million) and one of its insurers ($17.85 million) in a separate account (which also is available to pay other litigation expenses, judgments and settlements) or by letters of credit or other security totaling $64 million, $11.7 million of which has been posted by the Company and $52.3 million of which has been provided by the Company's insurers.

Approximately 6,650 proofs of claim have been filed with the Special Master appointed by the Court to oversee the Albuterol Settlement Trust Fund. The Special Master has approved approximately 5,240 class action claims totaling approximately $75 million. No awards have been made to approximately 1,000 rejected class action claims. Appeals from some of these decisions of the Special Master are being taken to the Court. The Court has ordered that no further claims may be submitted. (These figures include approximately 850 clients of Jacoby & Meyers, representing nearly all of that firm's clients who are not alleging a death caused by albuterol, who agreed to be treated as if they were class members and class counsel have agreed that these claimants will be paid out of the Albuterol Settlement Trust Fund.) In addition, the Company has reached settlement agreements with approximately 200 class members alleging wrongful death; approximately 30 claims of class members alleging wrongful death remain unresolved.

                           COPLEY PHARMACEUTICAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     For the six months ended June 30, 1999


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

Grand Jury Investigation

On May 28, 1997, the Company announced that it had entered into a plea agreement pursuant to which it agreed to waive indictment and plead guilty to a one count Information charging a violation of Title 18, United States Code, Section 371, a conspiracy to defraud the United States and one of its agencies, the Food and Drug Administration ("FDA"). The Information alleged that Copley made changes in the manufacturing processes for four drugs (only two of which, procainamide 500 mg tablets and potassium chloride tablets, currently are being manufactured by the Company) without proper notification to the FDA and signed false batch records with respect to two of these drugs. As part of the plea agreement, the Company agreed to pay a fine of $10.65 million, which has been paid in full. The plea was accepted by the United States District Court for the District of Massachusetts on June 19, 1997.

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

Also on May 28, 1997 the Company announced that it had entered into an agreement with the FDA providing for an independent audit of 20 of Copley's ANDAs. The Company is cooperating fully with the FDA, and the independent audit which commenced in July, 1997 has been substantially completed. The FDA has agreed that during this audit it will continue to review the Company's pending ANDAs, accept new ANDAs from the Company and, where appropriate, approve Copley's ANDAs.

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

                           COPLEY PHARMACEUTICAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     For the six months ended June 30, 1999


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

On May 21, 1999, the Company was served with a complaint in a shareholder derivative action pending in the New Castle County, Delaware Court of Chancery entitled Parnes v. Hoechst Corp. The Company is named as a nominal defendant; amongst the other defendants are five current directors of the Company. The Complaint alleges various breaches of duty by Hoechst Corp. and the named individual director defendants and seeks a number of equitable remedies, including an accounting from Hoechst and the appointment of a custodian or receiver. No monetary damages are sought.

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

K-V Pharmaceutical Company Lawsuit

In January 1999 the Company was named as a defendant in a lawsuit entitled K-V Pharmaceutical Company v. Johnson H. Lim, Hoechst Corporation, and Copley Pharmaceutical, Inc. pending in the St. Louis, Missouri Circuit Court. Plaintiff alleges that the Company hired one of its former employees in contravention of an employment agreement between plaintiff and the individual and seeks actual damages in excess of $1 million as well as punitive damages and fees and expenses based on a variety of legal theories. Although the Company believes that this suit is without merit and the Company has meritorious defenses to this action, there can be no assurance that the Company will prevail. A substantial damages award in this suit could have a material adverse effect on the Company.

                           COPLEY PHARMACEUTICAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     For the six months ended June 30, 1999

Other Legal Proceedings

The Company has $4.4 million of estimated recall related and legal contingency reserves accrued at June 30, 1999. These reserves reflect the Company's estimate of its exposure at June 30, 1999 in its various legal proceedings described above. Actual settlement amounts may differ from amounts estimated. In addition, the Company from time to time is subject to claims arising in the ordinary course of business. While the outcome of the claims cannot be predicted with certainty, management does not expect these matters to have a material adverse effect on the results of operations and financial condition of the Company.

Note D - Debt

On June 7, 1999 the Company amended its working capital line of credit agreement to decrease its maximum borrowing capacity from $30 million to $25 million. At June 30, 1999, the Company had $11.7 million in stand-by letters of credit related to the Albuterol Settlement Trust Fund outstanding under this working capital line of credit agreement. The $11.7 million in stand-by letters of credit will be reduced by $3.06 million to reflect the additional cash deposit made on August 4, 1999. Refer to Note C of the Notes to Consolidated Financial statements for further discussion of the Settlement Agreement.

                           COPLEY PHARMACEUTICAL, INC.
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
                         CHANGES IN FINANCIAL CONDITION


Item 2. Management's Discussion and Analysis of Results of Operations and Changes in Financial Condition

   Results of Operations

       Net Sales

---------------------------------------------------------------------------------------------------------------------
 For the quarter ended                            (In thousands)              For the six months ended
       June 30,                                                                       June 30,
  1999           1998         Change               (Unaudited)                  1999           1998        Change
--------------------------------------------------------------------------------------------------------------------

  $20,049       $18,924         5.9 %         Manufactured products          $39,333         $35,118        12.0%
    4,475        15,803       (71.7)%         Distributed products            11,481          27,817       (58.7)%
----------      --------                                                   ----------       ---------
  $24,524       $34,727       (29.4)%            Net sales                   $50,814         $62,935       (19.3)%
--------------------------------------------------------------------------------------------------------------------

Manufactured products net sales for the second quarter of 1999 were $20.0 million, an increase of $1.1 million, or 5.9%, from the same period in 1998. Sales from new product introductions more than offset lower unit sales and eroding prices. Distributed products net sales were $4.5 million for the quarter, a decrease of $11.3 million, or 71.7%. This decrease resulted mainly from continued erosion of selling prices across the distributed product line as well as a $3.5 million customer pricing allowance for the market decline in price on Pentoxifylline. The Company's manufactured net sales were $39.3 million for the six-month period ended June 30, 1999, an increase of $4.2 million or 12.0% from the same period in 1998. This increase was due to new product introductions which more than offset lower unit sales and eroding prices. Distributed product net sales were $11.5 million for the six-months ended June 30, 1999 as compared to $27.8 million for the same period in 1998, a 58.7% decrease. This $16.3 million decrease resulted mainly from continued erosion of selling prices across the distributed product line The Company expects continued pricing pressure on both its distributed and manufactured product lines.

   Gross Profit

------------------------------------------------------------------------------------------------------------------------
  For the quarter ended                            (In thousands)                For the six months ended
        June 30,                                                                         June 30,
  1999             1998         Change               (Unaudited)                   1999             1998         Change
------------------------------------------------------------------------------------------------------------------------
   $8,317          $5,231         59.0%       Manufactured products                $13,883         $ 8,397        65.3%
                                                  As a % of manufactured
     41.5%           27.6%                           products net sales               35.3%           23.9%

     $853          $3,454       (75.3)%       Distributed products                 $ 2,261         $ 6,029       (62.5)%
                                                  As a % of distributed
     19.1%           21.9%                           products net sales               19.7%          21.7%

   $9,170          $8,685          5.6%       Gross profit                         $16,144         $14,426        11.9%
     37.4%           25.0%                        As a % of net sales                 31.8%           22.9%
------------------------------------------------------------------------------------------------------------------------

The Company's gross profit was $9.2 million, or 37.4% of net sales, for the second quarter of 1999 as compared to $8.7 million, or 25.0% of net sales, for the same period in 1998. For the six-month period ended June 30, 1999, the Company's gross profit was $16.1 million, or 31.8% of net sales, as compared to $14.4 million or 22.9% of net sales a year earlier. Increased margins for the three and six months ended June 30, 1999 were due primarily to higher margins realized on new manufactured products, a more favorable manufacturing plant utilization and a favorable mix of higher margin manufactured products.

                           COPLEY PHARMACEUTICAL, INC.
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
                   CHANGES IN FINANCIAL CONDITION (continued)

     Operating Expenses
     -------------------------------------------------------------------------------------------------------------------------
     For the quarter ended                            (In thousands)                  For the six months ended
            June 30,                                                                          June 30,
      1999           1998        Change                  (Unaudited)                     1999            1998         Change
     ---------------------------------------------------------------------------------------------------------------------------

      $4,210         $2,228       89.0%      Research and development                    $7,091           $4,850       46.2%
        21.0%          11.8%                    As a % of net manufactured sales           18.0%            13.8%

      $1,091         $1,164       (6.3)%     Selling, marketing and distribution         $2,091           $2,425      (13.8)%
         4.4%           3.3%                    As a % of net sales                         4.1%             3.9%

      $2,379         $1,496       59.0%      General and administrative                  $4,789           $2,779       72.3%
         9.7%           4.3%                    As a % of net sales                         9.4%             4.4%

      $ (28)            $15     (286.7)%     Recall related and litigation, net            $ 64             $194      (67.0)%
         0.0%           0.0%                    As a % of net sales                         0.1%             0.3%

     ---------------------------------------------------------------------------------------------------------------------------

Research and development expenses increased to $4.2 million for the second quarter of 1999 as compared to $2.2 million for the same period of 1998. For the six-month period, research and development expenses were $7.1 million as compared to $4.9 million reported in the prior year. These significant increases were associated with the Company's progress toward its goal of filing eight to twelve Abbreviated New Drug Application filings targeted for this year.

Selling, marketing and distribution expenses decreased 6.3% to $1.1 million for the second quarter of 1999 as compared to $1.2 million for the same period of 1998. For the six-month period, selling, marketing and distribution expenses decreased 13.8% to $2.1 million compared to $2.4 million reported a year earlier. The decrease in selling, marketing and distribution expenses for the quarter and six months ended June 30, 1999 resulted from lower personnel costs associated with the transition of new personnel into the sales department. General and administrative expenses were $2.4 million for the second quarter of 1999 as compared to $1.5 million for the same period in 1998. For the six-month period ended June 30, 1999, general and administrative expenses totaled $4.8 million compared to $2.8 million a year earlier. This increase, for both periods, was primarily attributable to the Company's Year 2000 readiness program, higher personnel costs and legal and professional fees, including those associated with new patent litigation. Refer to Note C of the Notes to Condensed Consolidated Financial Statements for further discussion of these items.

Recall related and litigation expenses for both the second quarter of 1999 and 1998 and the six months ended June 30, 1999 and 1998 were primarily comprised of uninsured legal expenses incurred by the Company for representation in its various legal proceedings.

   Interest and Other Income (Expense)

-----------------------------------------------------------------------------------------------------------------------
 For the quarter ended                           (In thousands)                For the six months ended
       June 30,                                                                        June 30,
   1999            1998       Change               (Unaudited)                      1999                         Change
                                                                                                  1998
-------------------------------------------------------------------------------------------------------------------------
                                           Interest and other
    $ 464          $ 476        (2.5)%        investment income                     $ 886           $ 906        (2.2)%

      (82)          (157)        47.8%     Interest expense                          (188)           (319)      (41.1)%

     (318)            15       (2220)%     Other income (expense)                    (338)            (76)       344.7%
-------------------------------------------------------------------------------------------------------------------------

                           COPLEY PHARMACEUTICAL, INC.
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
                   CHANGES IN FINANCIAL CONDITION (continued)


Interest and other investment income decreased to $464,000 for the second quarter of 1999 as compared to $476,000 for the same period of 1998. For the six-month period, interest and other investment income decreased to $886,000 as compared to $906,000 reported a year earlier. In both cases the decrease was due to decreased average investment holdings.

Interest expense decreased 47.8% to $82,000 for the second quarter of 1999 as compared to $157,000 for the same period of 1998. For the six-month period interest expense decreased 41.1% to $188,000 as compared to $319,000 for 1998. The decrease for both the quarter and the six-months were due primarily to the decrease of accrued interest relating to installments payable under the Company's plea agreement. Refer to Note C of the Notes to Condensed Consolidated Financial Statements for further discussion of the plea agreement with the U.S. Attorney.

The Company incurred other expenses of $318,000 for the second quarter of 1999 as compared to other income of $15,000 for the same period of 1998. For the six-month period ending June 30, 1999, other expense increased to $338,000 as compared to $76,000 for the same period in 1998. In both periods the Company incurred increased expenses, primarily relating to costs associated with the development of strategic alliances with other companies.

   Taxes and Net Income (Loss)
---------------------------------------------------------------------------------------------------------------------
 For the quarter ended                         (In thousands)               For the six months ended
       June 30,                                                                     June 30,
  1999            1998         Change              (Unaudited)                   1999            1998         Change
------------------------------------------------------------------------------------------------------------------------
    $ 620          $1,360       (54.4)%     Income tax expense                     $ 970           $1,530       (36.6)%

     39.2 %          33.0 %                 Effective tax rate                      39.3 %           32.6 %

    $ 962          $2,756       (65.1)%     Net income                           $ 1,499           $3,159       (52.5)%
-------------------------------------------------------------------------------------------------------------------------

Net income for the second quarter of 1999 was $1.0 million or $0.05 per share compared to a net income of $2.8 million or $0.14 per share for the second quarter of 1998. For the six-month period ended June 30, 1999, the Company reported net income of $1.5 million or $0.08 per share as compared to net income of $3.2 million or $0.16 per share for the same period in 1998. The decrease in net income related primarily to higher research and development spending and general and administrative costs.

Changes in Financial Condition

Capital Resources and Liquidity
----------------------------------------------------------
                               June 30,      December 31,
In thousands                       1999              1998
----------------------------------------------------------
                            (Unaudited)
Cash and short-term
   investments                  $32,604           $43,222
Working capital                  71,239            69,545
Long-term debt                    4,800             4,800
Shareholders' equity            109,907           108,304
----------------------------------------------------------

Working capital increased $1.7 million from December 31, 1998 to $71.2 million at June 30, 1999 primarily due to working capital generated from operations.

The Company has a working capital line of credit agreement that provides a maximum borrowing capacity of $25.0 million. At June 30, 1999, the Company had $11.7 million of stand-by letters of credit issued under this line of credit. The $11.7 million in stand-by letters of credit will be reduced by $3.06 million to reflect the additional cash deposit made on August 4, 1999. These stand-by letters of credit were obtained by the Company pursuant to the requirements of the Albuterol Settlement Trust Fund to cover its uninsured obligation. Recourse to the letters of credit are contingent on the number of claims filed within certain categories and will not occur until all claims are processed and settlement amounts are recommended by the Special Master. Refer to Note C of the Notes to Condensed Consolidated Financial Statements for further discussion of the Albuterol Class Action Lawsuits.

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

Information Technology Systems
The Company's critical internal information technology ("IT") systems consist of its Prism manufacturing and JD Edwards financial accounting and Harbinger EDI 400 software packages. The Company has contacted the vendors of these systems and obtained written certification that these IT systems are currently in material Year 2000 compliance. The Company also has completed a pilot room testing of these systems. In addition, the Company has nearly completed all Y2K testing of its other IT applications. The Company, using an outside consultant, also successfully completed an audit on selected aspects of the Y2K IT compliance testing program.

Embedded Systems
The Company has completed its assessment of its mission critical embedded systems such as production equipment, facility control systems, and quality control and research and development instrumentation. Specifically, working with an outside consultant in the first quarter, the Company completed a pilot program in which two products were selected for evaluation of the equipment and instruments used in their processes. These pilot tests included inventory assessment, compliance testing and, where indicated, remediation planning on selected mission critical embedded systems. The Company utilized the pilot design methodology to complete its Y2K compliance program on the remainder of the Company's mission critical embedded systems. The Company is now focusing on remediation steps arising from the Y2K readiness testing program, the majority of which are in place. The Company's strategy is to continue to focus on mission critical systems remediation first. Beyond the embedded system Y2K testing pilot program and the testing program modeled after these pilots, the Company has sent Y2K compliance inquiries to the vendors of these embedded systems, is tracking responses to its inquiries and, depending on vendor response, is securing compliance information through direct contact with the manufacturer or through research on the manufacturer's web page. The Company has completed its efforts to secure documented compliance information on mission critical systems. Now the Company plans to expand its inventory assessment and compliance testing to less critical systems as appropriate.

                           COPLEY PHARMACEUTICAL, INC.
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
                   CHANGES IN FINANCIAL CONDITION (continued)

As a pharmaceutical manufacturer, the Company's research and development and manufacturing operations are subject to government regulation. Replacement of equipment for products subject to FDA approval and manufacturing standards cannot be accomplished without filings and review by FDA. While the Company has made significant progress in remediation of its mission critical systems, the failure of the Company to properly and timely identify non-mission critical equipment that may not function properly as a result of the Y2K Issue could result in the Company's inability to repair or remediate that non-mission critical equipment before December 31, 1999. In addition, equipment failures due to the Y2K issue could result not only in replacement costs to the Company but also in delays in product shipments while the Company seeks to validate replacement equipment: while not impacting critical business, these delays could have an adverse effect on the Company.

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

The Company continues to contact its key bulk chemical and packaging suppliers to determine their Y2K compliance status. As with certain of its equipment, the Company cannot change suppliers of bulk active ingredients unless the alternative supplier has been approved through the FDA regulatory process. Where possible, the Company tries to qualify two or more sources of supply. However, certain of the Company's current and future products will depend on a sole source of raw material supply. Should one or more of these sole source suppliers become unable to deliver product in a timely manner due to the Y2K Issue, the Company would need to identify and qualify a new source of supply. This process would likely involve significant delays and cost and could have a material adverse effect on the Company. In addition, the Company continues to contact significant customers to determine their progress towards Y2K compliance and to identify issues, if any, which might develop because of customers' failure to be prepared for Y2K. In the event issues are identified, the Company expects to try to develop procedures to permit the Company to continue to supply the customer despite Y2K. The Company has been assured by its key financial institutions that they are currently Y2K compliant.

Year 2000 Costs and Expenses
The Company's policy continues to be to expense currently all costs related to Y2K compliance unless the useful life of the technological asset is extended or increased, in which case the Company will capitalize that cost. For 1999 the Company anticipates expenses relating to Y2K to include key personnel costs, consultant engagements, software and hardware accommodations, data entry and business partner communications. Based on currently available information, the Company believes that these expenses will not exceed $500,000 and will be funded through operations. Until all remediation is completed on mission critical systems in the Company's IT and Embedded Systems operations, the potential costs for any associated remediation cannot be calculated and is not included in the $500,000. If unforeseen compliance efforts are required or if present compliance efforts are not completed on time, or if the cost of any required updating, modification or replacement of the Company's systems or equipment exceeds the Company's estimates, Y2K could result in material costs and have a material adverse effect on the Company. From inception, the Company has incurred approximately $333,000 of expense related to Y2K which consisted mainly of consulting fees and internal payroll costs.

                           COPLEY PHARMACEUTICAL, INC.
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
                   CHANGES IN FINANCIAL CONDITION (continued)

Contingency Plans and Worst Case Scenario
At the present time, the Company has formulated a draft contingency plan addressing system failures in its business processes due to Y2K. The Company has received written certifications confirming that its critical internal IT systems are compliant, and the Company's Y2K IT system audit supported these findings. As the Company continues its IT and Embedded Systems compliance program additionally, it is formulating appropriate contingency planning. The integrated draft contingency plan encompasses all functional areas within the Company, their business processes and the tasks associated with each process. It addresses alternate strategies to support critical business functions to prevent, wherever possible, business interruptions. It is expected that this draft contingency plan will be revised as the Company's readiness program concludes and remediation initiatives are completed. Moreover, it is anticipated that as the Company receives more complete compliance information from its major suppliers, vendors, customers and business partners, that additional efforts regarding business interruption prevention and contingency planning will be undertaken.
The Company has also commenced certain business interruption prevention initiatives.

One possible worst case scenario for the Company resulting from Y2K would be that one or more of the Company's sole source bulk chemical suppliers would become temporarily unable to deliver raw materials to the Company as a result of a system failure. If this were to happen, the Company would not be permitted to substitute another manufacturer's raw material for that of its sole source supplier. The Company would not be able immediately to continue to manufacture product using that raw material once its inventories of the raw material were expended. The Company's contingency planning with respect to an important product may include building up key sole source raw material inventories in advance of December 31, 1999.

Various statements in this discussion of Y2K are forward-looking statements (statements which are not historical in fact) within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include statements of the Company's expectations, anticipated schedules and expected completion dates, estimated costs and statements regarding expected Y2K compliance. These forward-looking statements are subject to various risks which may materially affect the Company's efforts to achieve Y2K compliance to accomplish its goals and to meet its expectations with respect to Y2K issues. These risks include the possibility that the Company will not be able to complete the plans and modifications that it has identified, on a timely basis, if at all, the availability of skilled consultants, the difficulty of evaluating and testing the wide variety of information systems and components, both hardware and software, that must be evaluated, the variety, number and complexity of equipment used in the Company's operations and the large number of vendors and customers with which the Company interacts. The Company's assessment of the effects of Y2K on the Company are based, in part, upon information received from third parties and the Company's reasonable reliance on that information. Therefore, the risk that inaccurate information is supplied by third parties upon which the Company reasonably relied must be considered as a risk factor that might affect the Company's Y2K efforts. Further, the delay or failure of third parties to respond to inquiries will hinder the Company's ability to evaluate and remediate the Year 2000 issue. The Company has not yet completed evaluating certain aspects of Y2K and expects that its assessment of Y2K will continue to evolve as its Y2K compliance program progresses and the evolution and testing process continues.

                           COPLEY PHARMACEUTICAL, INC.
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
                   CHANGES IN FINANCIAL CONDITION (continued)


       ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has three forms of debt which are subject to interest rate risk. They are the industrial revenue bonds, the working capital line of credit and the outstanding letters of credit. The rates on all three instruments are variable and fluctuate with the prime rate of interest charged by the respective bank. Carrying value of these instruments which approximates fair value is $4.8 million and principal is payable as follows; $300,000 for each of the next five years and $3.3 million thereafter. Interest is payable monthly and interest expense could be substantially higher if the prime rate was to increase in future periods. The bank's prime rate was 7.75% at June 30, 1999.

                           PART II. OTHER INFORMATION


Item 1.       Legal Proceedings

See descriptions of legal proceedings in Note C of the Notes to Condensed Consolidated Financial Statements in Part I of this Form 10-Q, which are hereby incorporated by reference herein.

Item 4.       Submission of Matters to a Vote of Security Holders

     (a) The Annual Meeting of Shareholders of the Company was held on May 27, 1999.

     (b) (1) The following individuals were elected or re-elected to the Board of Directors. The number of votes cast for each of the above directors was as follows:

          Director                         For            Withheld

         William K. Hoskins             17,435,170         122,412
         Daniel L. Korpolinski          17,437,642         119,940
         Charles T. Lay                 17,502,718          54,864

     (c) (3) The selection of the firm of PricewaterhouseCoopers LLP as auditors for the fiscal year ending December 31, 1999 was ratified by the following vote:

                                       Number of
                                        Shares

         For                            17,484,182
         Against                            68,941
         Abstained                           4,459


Item 6.       Exhibits and Reports on Form 8-K

                  (a) Exhibits
                              10.1 Sixth  Amendment to Amended and Restated Loan
                        Agreement dated June 7, 1999 between the Company and BankBoston.
                              10.2 Fourth Amendment to Amended and Restated Promissory Note dated June 7, 1999 between the Company and BankBoston.

                   (b) Reports on Form 8-K
                      No reports on Form 8-K were filed during the three months ended June 30, 1999.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


          Signature                         Title                      Date


/s/  Daniel M. P. Caron         Vice President-Finance, Chief     August 9, 1999
-----------------------
     Daniel M. P. Caron       Financial Officer and Treasurer
                              (principal financial and principal
                                   accounting officer)